Form 10-Q
period 2011-04-30
PATHEON INC
filed 2011-06-10
CIK 1400431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-54283

PATHEON INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Patheon Pharmaceuticals Services Inc. 4721 Emperor Boulevard, Suite 200 Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

919-226-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 6, 2011, the registrant had 129,167,926 restricted voting shares outstanding.

Item 1.	Financial Statements

Patheon Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of April 30,	As of October 31,
	2011	2010
(in millions of U.S. dollars)	$	$

Assets
Current
Cash and cash equivalents	39.3	53.5
Accounts receivable	131.7	139.9
Inventories	82.4	73.3
Income taxes receivable	7.2	5.7
Prepaid expenses and other	13.7	9.5
Future tax assets - short-term	8.2	9.0

Total current assets	282.5	290.9

Capital assets	492.7	478.3
Intangible assets	0.4	1.4
Future tax assets	7.5	11.2
Goodwill	3.7	3.4
Investments	5.0	5.3
Other long-term assets	21.8	18.4

Total assets	813.6	808.9

Liabilities and shareholders’ equity
Current
Short-term borrowings	—	2.0
Accounts payable and accrued liabilities	142.7	156.7
Income taxes payable	0.3	0.4
Deferred revenues - short-term	7.6	26.7
Current portion of long-term debt	1.3	3.5

Total current liabilities	151.9	189.3

Long-term debt	274.0	274.8
Deferred revenues	25.1	19.2
Future tax liabilities	36.3	29.7
Other long-term liabilities	23.6	22.9

Total liabilities	510.9	535.9

Shareholders’ equity
Restricted voting shares	553.8	553.8
Contributed surplus	11.3	10.0
Deficit	(341.4)	(330.7)
Accumulated other comprehensive income	79.0	39.9

Total shareholders’ equity	302.7	273.0

Total liabilities and shareholders’ equity	813.6	808.9

see accompanying notes

Patheon Inc.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(unaudited)

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
(in millions of U.S. dollars, except per share information)	$	$	$	$

Revenues	170.0	175.4	345.7	330.2
Cost of goods sold	138.0	132.2	270.8	262.4

Gross profit	32.0	43.2	74.9	67.8
Selling, general and administrative expenses	24.8	27.2	52.6	56.0
Repositioning expenses	0.7	1.0	1.5	3.4

Operating income	6.5	15.0	20.8	8.4
Interest expense, net	6.3	3.3	12.6	6.9
Impairment charge	—	—	—	1.3
Foreign exchange loss (gain)	6.2	(0.9)	6.8	(1.3)
Loss on sale of fixed assets	0.2	0.1	0.2	0.1
Refinancing expenses	—	11.7	—	11.7
Other	0.2	(0.1)	0.3	(0.5)

(Loss) income from continuing operations before income taxes	(6.4)	0.9	0.9	(9.8)
Provision for (benefit from) income taxes	4.7	(10.4)	11.3	(10.4)

(Loss) income before discontinued operations	(11.1)	11.3	(10.4)	0.6
Loss from discontinued operations	(0.1)	(0.4)	(0.3)	(0.8)

Net (loss) income attributable to restricted voting shareholders	(11.2)	10.9	(10.7)	(0.2)

Basic and diluted (loss) income per share
From continuing operations	($0.086)	$0.087	($0.081)	$0.005
From discontinued operations	($0.001)	($0.003)	($0.002)	($0.006)

	($0.087)	$0.084	($0.083)	($0.001)

Average number of shares outstanding during period - basic and diluted (in thousands)	129,168	129,168	129,168	129,168

see accompanying notes

Patheon Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Six months ended April 30,
	2011	2010
(in millions of U.S. dollars)	$	$

Restricted voting shares
Balance at beginning and end of period	553.8	553.8

Contributed surplus
Balance at beginning of period	10.0	7.7
Stock-based compensation	1.3	0.6

Balance at end of period	11.3	8.3

Deficit
Balance at beginning of period	(330.7)	(325.7)
Net loss attributable to restricted voting shareholders	(10.7)	(0.2)

Balance at end of period	(341.4)	(325.9)

Accumulated other comprehensive income
Balance at beginning of period	39.9	35.5
Other comprehensive income (loss) for the period	39.1	(6.5)

Balance at end of period	79.0	29.0

Total shareholders’ equity at end of period	302.7	265.2

see accompanying notes

Patheon Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$

Net (loss) income attributable to restricted voting shareholders	(11.2)	10.9	(10.7)	(0.2)

Other comprehensive income (loss), net of income taxes
Change in foreign currency gains on investments in subsidiaries, net of hedging activities[1]	35.4	(2.5)	36.5	(10.6)

Change in value of derivatives designated as foreign currency and interest rate cash flow hedges[2]	2.9	5.9	4.0	9.3

Losses on foreign currency and interest rate cash flow hedges reclassified to consolidated statement of loss[3]	(1.2)	(3.1)	(1.4)	(5.2)

Other comprehensive income (loss) for the period	37.1	0.3	39.1	(6.5)

Comprehensive income (loss) attributable to restricted voting shareholders	25.9	11.2	28.4	(6.7)

see accompanying notes

The amounts disclosed in other comprehensive income have been recorded net of income taxes as follows:

[1]	Net of an income tax expense of $1.2 million and $1.7 million for the three and six months ended April 30, 2011.

(Net of an income tax benefit of $0.1 million for the three and six months ended April 30, 2010.)

[2]	Net of an income tax expense of $0.7 million and $1.0 million for the three and six months ended April 30, 2011.

(Net of an income tax expense of $1.8 million and $2.4 million for the three and six months ended April 30, 2010.)

[3]	Net of an income tax benefit of $0.4 million and $0.5 million for the three and six months ended April 30, 2011.

(Net of an income tax benefit of $0.5 million and $0.8 million for the three and six months ended April 30, 2010.)

Patheon Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$

Operating activities
(Loss) income before discontinued operations	(11.1)	11.3	(10.4)	0.6
Add (deduct) charges to operations not requiring a current cash payment
Depreciation and amortization	13.5	13.2	28.3	26.3
Impairment charge	—	—	—	1.3
Non-cash interest	0.3	2.0	0.5	2.1
Change in other long-term assets and liabilities	—	(9.0)	(2.1)	(9.3)
Future income taxes	2.9	(9.6)	10.9	(13.1)
Amortization of deferred revenues	(18.6)	(9.8)	(41.1)	(11.5)
Loss on sale of fixed assets	0.2	0.1	0.2	0.1
Stock-based compensation expense	1.1	0.4	1.3	0.6
Other	0.1	—	0.2	(0.4)

	(11.6)	(1.4)	(12.2)	(3.3)
Net change in non-cash working capital balances related to continuing operations	(0.5)	11.3	(6.7)	8.9
Increase in deferred revenues	5.4	29.1	19.6	40.3

Cash (used in) provided by operating activities of continuing operations	(6.7)	39.0	0.7	45.9
Cash used in operating activities of discontinued operations	(0.2)	(0.3)	(0.4)	(1.1)

Cash (used in) provided by operating activities	(6.9)	38.7	0.3	44.8

Investing activities
Additions to capital assets	(11.1)	(9.2)	(21.0)	(19.4)
Proceeds on sale of capital assets	—	—	0.1	—
Net increase in investments	—	(0.3)	—	(0.9)
Investment in intangibles	—	(0.1)	—	(0.2)

Cash used in investing activities of continuing operations	(11.1)	(9.6)	(20.9)	(20.5)

Cash used in investing activities	(11.1)	(9.6)	(20.9)	(20.5)

Financing activities
Decrease in short-term borrowings	(0.7)	(15.0)	(2.1)	(12.6)
Increase in long-term debt	—	278.8	—	286.9
Repayment of long-term debt	(1.1)	(238.3)	(1.2)	(244.3)

Cash (used in) provided by financing activities of continuing operations	(1.8)	25.5	(3.3)	30.0

Cash (used in) provided by financing activities	(1.8)	25.5	(3.3)	30.0

Effect of exchange rate changes on cash and cash equivalents	9.3	0.9	9.7	(0.8)

Net (decrease) increase in cash and cash equivalents during the period	(10.5)	55.5	(14.2)	53.5
Cash and cash equivalents, beginning of period	49.8	20.3	53.5	22.3

Cash and cash equivalents, end of period	39.3	75.8	39.3	75.8

Supplemental cash flow information
Interest paid	12.1	3.8	12.2	7.3

Income taxes paid, net of refunds	0.7	(0.9)	0.7	(0.9)

see accompanying notes

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

1.	Accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by Patheon Inc. (the “Company” or “Patheon”) in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) on a basis consistent with those followed in the most recent audited consolidated financial statements except as noted below. Operating results for the three and six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2011 (“fiscal 2011”). These consolidated financial statements do not include all the information and footnotes required by Canadian GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2010 (“fiscal 2010”).

The preparation of the consolidated financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenue and expenses in the reporting period. Management believes that the estimates and assumptions used in preparing its consolidated financial statements are reasonable and prudent, however, actual results could differ from those estimates.

Changes in accounting policy

The Company had no changes in accounting policy from the previously audited consolidated financial statements for fiscal 2010.

Recently issued accounting pronouncements

(a)	Business combinations

Canadian Institute of Chartered Accountants (“CICA”) Section 1582, “Business Combinations,” replaces Section 1581, “Business Combinations.” Section 1582 was intended to improve the relevance, reliability and comparability of the information that a reporting entity provides in its financial statements about a business combination and its effects. This section outlines a variety of changes, including, but not limited to the following: an expanded definition of a business, a requirement to measure all business combinations and non-controlling interests at fair value, and a requirement to recognize future income tax assets and liabilities and acquisition and related costs as expenses of the period. The section applies to annual and interim financial statements for fiscal years beginning on or after January 1, 2011, with early adoption permitted. The Company is currently evaluating the effects of adopting these standards.

(b)	Consolidations

In January 2009, the CICA issued Handbook Section 1601, “Consolidations” (“CICA 1601”), and Section 1602, “Non-controlling Interests” (“CICA 1602”). CICA 1601 establishes standards for the preparation of consolidated financial statements. CICA 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. These sections apply to annual and interim financial statements for fiscal years beginning on or after January 1, 2011, with early adoption permitted. The Company does not believe these standards will have a material impact on the financial statements.

(c)	Multiple deliverable revenue arrangements

In December 2009, the Emerging Issues Committee issued EIC-175, “Multiple Deliverable Revenue Arrangements.” This Abstract addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Abstract addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This standard may be applied prospectively and should be applied to revenue arrangements with multiple deliverables entered into or materially modified in the first annual fiscal period beginning on or after January 1, 2011. The Company does not believe this standard will have a material impact on the financial statements.

(d)	Future accounting changes (U.S. GAAP and International Financial Reporting Standards)

In February 2008, the Canadian Accounting Standards Board confirmed that publicly accountable enterprises will be required to adopt International Financial Reporting Standards (“IFRSs”) in place of Canadian GAAP for interim and annual reporting purposes for fiscal years beginning on or after January 1, 2011, unless, as permitted by Canadian securities regulations, registrants adopt U.S. generally accepted accounting principles (“U.S. GAAP”) on or before this date. The Company filed a registration statement with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2011 that became effective on April 26, 2011. As a consequence, the Company will convert to and report under U.S. GAAP beginning with the fiscal year ending October 31, 2012. As a result, the Company will not adopt IFRSs on November 1, 2011.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

2.	Discontinued operations, assets held for sale and plant consolidations

Puerto Rico

The Company announced on December 10, 2009 its plan to consolidate its Puerto Rico operations into its manufacturing site located in Manati and ultimately close or sell its plant in Caguas. During fiscal 2010, the Company received a letter of intent for the purchase of its Caguas facility for a purchase price of $7.0 million, which resulted in the Company increasing the impairment charge related to the value of the land to $3.6 million from the initial impairment amount of $1.3 million recorded earlier in fiscal 2010. The Company estimated total project repositioning expenses of $9.0 million, of which $0.7 million was booked in the three months ended April 30, 2011. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines, the Company now expects the transition to continue beyond the end of calendar year 2012, and therefore the letter of intent was rescinded. The consolidation will also result in additional accelerated depreciation of Caguas assets of approximately $12.0 million over the life of the project. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations.

The Company closed its Carolina facility in Puerto Rico effective January 31, 2009. In the second half of fiscal 2010, the Company performed an impairment analysis based on recent offers, which resulted in the complete write down as the fair value less the cost to sell was nil. The Company continues marketing this property. The results of the Carolina operations for the three and six months ended April 30, 2011 and 2010 are reported in discontinued operations as follows:

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
	$	$	$	$

Revenues	—	—	—	—
Cost of goods sold	—	—	—	—

Gross loss	—	—	—	—
Selling, general and administrative expenses	0.1	0.4	0.3	0.8
Repositioning expenses	—	—	—	—

Operating loss	(0.1)	(0.4)	(0.3)	(0.8)
Asset impairment charge	—	—	—	—

Loss before income taxes	(0.1)	(0.4)	(0.3)	(0.8)

Net loss for the period	(0.1)	(0.4)	(0.3)	(0.8)

3.	Preferred shares and restricted voting shares

The following table summarizes information regarding the Company’s outstanding preferred shares, restricted voting shares and restricted voting share stock options as of April 30, 2011:

	Outstanding	Exercisable
Class I preferred shares series D1	150,000	N/A
Restricted voting shares	129,167,926	N/A
Restricted voting share stock options	12,435,824	3,080,011

[1]	Special voting preferred shares held by JLL Patheon Holdings, LLC (“JLL”) entitling it to elect up to three of our directors based on the number of restricted voting shares that it holds.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

4.	Segmented information

The Company is organized and managed in two business segments: commercial manufacturing and pharmaceutical development services (“PDS”). These segments are organized around the service activities provided to the Company’s customers.

	As of and for the three months ended April 30, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	138.5	31.5	—	170.0
Adjusted EBITDA	17.0	7.3	(10.0)	14.3
Depreciation	11.9	1.3	0.3	13.5
Capital expenditures	10.0	0.8	0.3	11.1

	As of and for the three months ended April 30, 2010
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	142.2	33.2	—	175.4
Adjusted EBITDA	18.8	16.9	(5.7)	30.0
Depreciation	11.6	1.5	0.1	13.2
Capital expenditures	7.6	1.5	0.1	9.2

	As of and for the six months ended April 30, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	287.2	58.5	—	345.7
Adjusted EBITDA	52.5	10.7	(19.4)	43.8
Total assets	659.0	78.4	76.2	813.6
Depreciation	25.1	2.7	0.5	28.3
Goodwill	3.7	—	—	3.7
Capital expenditures	17.1	3.6	0.3	21.0

	As of and for the six months ended April 30, 2010
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	270.3	59.9	—	330.2
Adjusted EBITDA	27.9	24.4	(12.9)	39.4
Total assets	624.3	61.7	107.6	793.6
Depreciation	23.1	2.9	0.3	26.3
Impairment	1.3	—	—	1.3
Goodwill	3.4	—	—	3.4
Capital expenditures	17.0	2.3	0.1	19.4

Cash and cash equivalents as well as future tax assets are considered to be part of “Corp. & Other” in the breakout of total assets shown above. The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as income (loss) before discontinued operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive loss, refinancing expenses, gains and losses on sale of fixed assets, gain on extinguishment of debt, income taxes, asset impairment charges, depreciation and amortization and other non-cash expenses. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Below is a reconciliation of Adjusted EBITDA to its closest Canadian GAAP measure.

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
	$	$	$	$
Total Adjusted EBITDA	14.3	30.0	43.8	39.4
Depreciation and amortization	(13.5)	(13.2)	(28.3)	(26.3)
Repositioning expenses	(0.7)	(1.0)	(1.5)	(3.4)
Interest expense, net	(6.3)	(3.3)	(12.6)	(6.9)
Impairment charge	—	—	—	(1.3)
Loss on sale of fixed assets	(0.2)	(0.1)	(0.2)	(0.1)
Refinancing expenses	—	(11.7)	—	(11.7)
(Provision for) benefit from income taxes	(4.7)	10.4	(11.3)	10.4
Other	—	0.2	(0.3)	0.5

(Loss) income before discontinued operations	(11.1)	11.3	(10.4)	0.6

As illustrated in the table below, revenues are attributed to countries based on the location of the customer’s billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is organized:

	Three months ended April 30, 2011
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	2.6	80.8	77.9	8.7	170.0

	Three months ended April 30, 2010
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	5.6	80.2	84.5	5.1	175.4

* Includes Puerto Rico

	As of and for the six months ended April 30, 2011
	Canada	U.S.*	Europe	Other	Total
	$	$	$	$	$
Revenues	5.3	157.3	167.6	15.5	345.7
Capital assets	121.1	130.8	239.0	1.8	492.7
Goodwill	3.7	—	—	—	3.7

	As of and for the six months ended April 30, 2010
	Canada	U.S.*	Europe	Other	Total
	$	$	$	$	$
Revenues	8.2	159.2	153.8	9.0	330.2
Capital assets	120.0	131.9	215.3	1.0	468.2
Impairment	—	1.3	—	—	1.3
Goodwill	3.4	—	—	—	3.4

*	Includes Puerto Rico

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

5.	Stock-based compensation

The Company has an incentive stock option plan in which directors, officers and key employees of the Company and its subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, are eligible to participate. On March 10, 2011, the Company’s shareholders approved an amendment to the stock option plan, which, among other things, provides that the maximum number of shares that may be issued under the plan is 15,500,151, which currently represents 12% of the issued and outstanding restricted voting shares. The plan previously provided that the maximum number of shares that may be issued under the plan was 7.5% of the sum, at any point in time, of the issued and outstanding restricted voting shares of the Company and the aggregate number of restricted voting shares issuable upon exercise of the conversion rights attached to the issued and outstanding Class I Preferred Shares, Series C of the Company. As of April 30, 2011 and 2010, the total number of restricted voting shares issuable under the plan was 15,500,151 shares and 9,687,594 shares, respectively, of which there were stock options outstanding to purchase 12,435,824 shares and 6,316,912 shares, respectively, under the plan. Before the March 2011 amendments, the plan provided that the exercise prices of options were determined at the time of grant and could not be less than the weighted-average market price of the restricted voting shares of Patheon on the Toronto Stock Exchange ( the “TSX”) during the two trading days immediately preceding the grant date. Following the March 2011 amendments, the exercise prices of the options may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the date of the grant. Options generally expire in no more than 10 years after the grant date and are subject to early expiry in the event of death, resignation, dismissal or retirement of an optionee. Options have vesting periods of either three years or five years, with either one-third or one-fifth vesting on each anniversary of the grant date, respectively.

For the purposes of calculating the stock-based compensation expense in connection with the Company’s incentive stock option plan, the fair value of stock options is estimated at the date of the grant using the Black-Scholes option pricing model and the cost is amortized over the vesting period.

The fair value of stock options is estimated at the date of the grant. The weighted-average fair value of the 5,000,000 and 5,042,000 stock options granted for each of the three and six months ended April 30, 2011 was CAD$1.36. The fair value of stock options is estimated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended April 30,	Six months ended April 30,
	2011	2011
Risk free interest rate	2.6%	2.6%
Expected volatility	59%	59%
Expected weighted-average life of options	5 years	5 years
Expected dividend yield	0%	0%

Stock-based compensation expense recorded in the three and six months ended April 30, 2011 was $1.1 million and $1.3 million, respectively, impacted by new options granted including those to the Company’s new Chief Executive Officer, or CEO, partially offset by the forfeitures of stock options related to the resignation of the Company’s previous CEO. Stock-based compensation expense recorded in the three and six months ended April 30, 2010 was $0.4 million and $0.6 million, respectively.

6.	Repositioning expenses

During the three and six months ended April 30, 2011, the Company incurred $0.7 million and $1.5 million, respectively, in expenses associated with the shutdown of its Caguas facility. During the three and six months ended April 30, 2010, the Company incurred $1.0 million and $3.4 million, respectively, in expenses associated with the shutdown of its Caguas facility.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following is a summary of these expenses as of and for the three and six months ended April 30, 2011 and 2010:

	As of and for the three months ended April 30, 2011
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at January 31, 2011				3.0
Employee-related expenses	0.1	—	—	0.1
Consulting, professional and project management costs	0.6	—	—	0.6

Total expenses	0.7	—	—	0.7
Repositioning expenses paid				(0.8)
Foreign exchange				—

Total repositioning liabilities at April 30, 2011				2.9

	As of and for the three months ended April 30, 2010
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at January 31, 2010				3.2
Employee-related expenses	(0.1)	—	—	(0.1)
Consulting, professional and project management costs	1.1	—	—	1.1

Total expenses	1.0	—	—	1.0
Repositioning expenses paid				(1.6)
Foreign exchange				—

Total repositioning liabilities at April 30, 2010				2.6

	As of and for the six months ended April 30, 2011
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2010				3.2
Employee-related expenses	0.1	—	—	0.1
Consulting, professional and project costs	1.4	—	—	1.4

Total expenses	1.5	—	—	1.5
Repositioning expenses paid				(1.8)
Foreign exchange				—

Total repositioning liabilities at April 30, 2011				2.9

	As of and for the six months ended April 30, 2010
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2009				2.9
Employee-related expenses	1.9	—	—	1.9
Consulting, professional and project costs	1.5	—	—	1.5

Total expenses	3.4	—	—	3.4
Repositioning expenses paid				(3.6)
Foreign exchange				(0.1)

Total repositioning liabilities at April 30, 2010				2.6

7.	Other information

Foreign exchange

During the three and six months ended April 30, 2011, the Company recorded foreign exchange losses of $6.2 million and $6.8 million, respectively. Losses on transactions related to operating exposures were partially offset by hedging gains on forward contracts. During the three and six months ended April 30, 2010, the Company recorded foreign exchange gains of $0.9 million and of $1.3 million, respectively, primarily on hedging gains. These gains were partially offset by losses related to operating exposures.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Employee future benefits

The employee future benefit expense in connection with defined benefit pension plans and other post retirement benefit plans for the three and six months ended April 30, 2011 was $2.0 million and $3.9 million, respectively. The employee future benefit expense in connection with defined benefit pension plans and other post retirement benefit plans for the three and six months ended April 30, 2010 was $1.6 million and $3.7 million, respectively.

8.	Financial instruments and risk management

Categories of financial assets and liabilities

Under Canadian GAAP financial instruments are classified into one of the following five categories: held-for-trading, held to maturity investments, loans and receivables, available-for-sale financial assets and other financial liabilities. The Company has also designated certain of its derivatives as effective hedges. The carrying values of the Company’s financial instruments, including those held for sale on the consolidated balance sheets, are classified into the following categories:

	As of April 30,	As of October 31,
	2011	2010
	$	$

Held-for-trading[1]	39.3	53.5

Loans and receivables[2]	131.7	139.9

Other financial liabilities[3]	418.0	437.0

Derivatives designated as effective hedges[4] - gain	4.4	1.3

Other derivatives[5]	0.9	0.7

[1]	Includes cash and cash equivalents in bank accounts bearing interest rates up to 1%.
[2]	Includes accounts receivable.
[3]	Includes bank indebtedness, accounts payable, accrued liabilities and long-term debt.
[4]	Includes the Company’s forward contracts and collars in 2011 and forward contracts in 2010.
[5]	Includes the embedded call option on the Company’s senior secured notes due April 15, 2017.

The Company has determined the estimated fair values of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. The fair values of the Company’s financial instruments are not materially different from their carrying values.

As of April 30, 2011 and October 31, 2010, the carrying amount of the financial assets that the Company has pledged as collateral for its long-term debt facilities was $90.9 million and $101.5 million, respectively.

Fair value measurements

The fair value under CICA Section 3862, “Financial Instruments—Disclosure,” is principally applied to financial assets and liabilities such as derivative instruments consisting of embedded call options and foreign exchange contracts. The following table provides a summary of the financial assets and liabilities that are measured at fair values as of April 30, 2011 and October 31, 2010:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Assets measured at fair value

	Fair value measurement at April 30, 2011 using:				Fair value measurement at October 31, 2010 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	3.4	—	3.4	—	1.3	—	1.3
Foreign exchange collars	—	1.2	—	1.2	—	—	—	—

Total assets	—	4.6	—	4.6	—	1.3	—	1.3

Derivatives not designated as hedging instruments:
Embedded call option on Notes	—	—	0.9	0.9	—	—	0.7	0.7

Total assets	—	—	0.9	0.9	—	—	0.7	0.7

Liabilities measured at fair value

	Fair value measurement at April 30, 2011 using:				Fair value measurement at October 31, 2010 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	0.2	—	0.2	—	—	—	—

Total liabilities	—	0.2	—	0.2	—	—	—	—

Level 1 - Based on quoted market prices in active markets.

Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.

Level 3 - Unobservable inputs that are not corroborated by market data.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following table presents the fair value of the Company’s derivative financial instruments and their classifications on the consolidated balance sheets as of April 30, 2011 and October 31, 2010:

Fair values of derivative instruments

	Asset derivatives as of April 30, 2011		Asset derivatives as of October 31, 2010
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other	3.4	Prepaid expenses and other	1.3
Foreign exchange collars	Prepaid expenses and other	1.2		—

Total designated derivatives		4.6		1.3

Derivatives not designated as hedging instruments:
Embedded call option on Notes	Other long-term assets	0.9	Other long-term assets	0.7

Total non-designated derivatives		0.9		0.7

	Liability derivatives as of April 30, 2011		Liability derivatives as of October 31, 2010
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other long-term liabilities	0.2		—

Total designated derivatives		0.2		—

The Company has optional pre-payment clauses on its senior secured notes due April 15, 2017 (the “Notes”), and is therefore required to account for the value of these optional pre-payment clauses separately as an embedded derivative under Canadian GAAP. The embedded derivative has been bifurcated from the Notes and recorded separately at fair value. In each subsequent period any change in fair value will be recorded as income or expenses in the Company’s consolidated statements of income (loss).

The Company uses valuations from a third party evaluator to assist in estimating the fair value of the embedded call option on the Notes. These third party valuations are completed on a quarterly basis, and take into consideration current market rates and trends. For the debt instruments with embedded options, evaluators determine the price both with and without the option; the price without the option is the “base price.” In the case of debt instruments with calls, the final evaluation is the lesser of “base price” and “price with call.” The evaluator uses models that use the income approach, which discounts future cash flows to the net present value of the security, as the valuation technique.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following table presents a reconciliation of the closing balance with respect to the Company’s only Level 3 financial instrument as of April 30, 2011:

Assets measured at fair value based on Level 3
	Embedded call option on Notes	Total
	$	$

Opening balance (October 31, 2010)	0.7	0.7
Purchases	—	—
Issues	—	—
Total gains (losses)		—
In net loss	0.2	0.2
In other comprehensive income	—	—
Settlements	—	—
Transfers out of Level 3	—	—

Closing balance (April 30, 2011)	0.9	0.9

Foreign exchange forward contracts and other hedging arrangements

The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.

As of April 30, 2011, the Company’s Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of US$31.4 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated cash flows and mature at the latest on January 10, 2012, at an average exchange rate of $1.0499 Canadian. The mark-to-market value of these financial instruments as of April 30, 2011 was an unrealized gain of $3.4 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.

As of April 30, 2011, the Company’s Canadian operations had entered into foreign exchange collars to sell an aggregate amount of US$41.1 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated cash flows and mature at the latest on January 17, 2012, at an average exchange rate of $1.0225 Canadian. The mark-to-market value of these financial instruments as of April 30, 2011 was an unrealized gain of $1.2 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.

As of April 30, 2011, the Company’s Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of €2.0 million. These contracts hedge the Canadian operations’ expected exposure to Euro denominated cash flows and mature at the latest on October 7, 2011, at an average exchange rate of $1.3929 Canadian. The mark-to-market value of these financial instruments as of April 30, 2011 was an unrealized loss of approximately $0.2 million, with nominal income tax impact, which has been recorded in accumulated other comprehensive income in shareholders’ equity.

Risks arising from financial instruments and risk management

The Company’s activities expose it to a variety of financial risks: market (including foreign exchange and interest rate) risk, credit risk and liquidity risk. The Company’s overall risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Company’s financial performance. The Company uses derivative financial instruments to hedge certain risk exposures. The Company does not purchase any derivative financial instruments for speculative purposes.

Risk management is the responsibility of the Company’s corporate finance team. The corporate finance team works with the Company’s operational personnel to identify, evaluate and, where appropriate, hedge financial risks. The Company’s corporate finance team also monitors material risks and discusses them with the audit committee of the board of directors.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Foreign exchange risk

The Company operates in Canada, the United States, Puerto Rico, Italy, France, Switzerland, the United Kingdom and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates (“transaction exposures”) and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars (“translation exposures”).

The Company’s most significant transaction exposures arise in its Canadian operations. Prior to the refinancing in the second quarter of fiscal 2010, the balance sheet of the Company’s Canadian division included U.S. dollar denominated debt, which was designated as a hedge against the Company’s investments in subsidiaries in the United States and Puerto Rico. The foreign exchange gains and losses related to the effective portion of this hedge were recorded in other comprehensive income. In the third quarter of fiscal 2010, the Company changed the functional currency of its corporate division in Canada to U.S. dollars, thereby eliminating the need for the Company to designate this U.S. dollar denominated debt as a hedge. In addition, approximately 90% of the revenues of the Canadian operations and approximately 15% of its operating expenses are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company’s current U.S. denominated net inflows, as of April 30, 2011, fluctuations of +/-10% would, everything else being equal, have an annual effect on income (loss) from continuing operations before income taxes of approximately +/- $5.8 million, prior to hedging activities.

The objective of the Company’s foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company’s earnings. The Company manages this risk by entering into foreign exchange contracts. As of April 30, 2011, the Company has entered into foreign exchange contracts to cover approximately 75% of its Canadian-U.S. dollar cash flow exposures for fiscal 2011. The Company does not currently hedge any translation exposures.

Translation gains and losses related to certain foreign currency denominated intercompany loans are included as part of the net investment in certain foreign subsidiaries, and are included in accumulated other comprehensive income (loss) in shareholders’ equity.

Credit risk

Credit risk arises from cash and cash equivalents held with banks and financial institutions, derivative financial instruments (foreign exchange contracts with positive fair values), and credit exposure to customers, including outstanding accounts receivable. The maximum exposure to credit risk is equal to the carrying value of the financial assets.

The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company’s requirements, a cash deposit is received before any services are provided. As of April 30, 2011 and October 31, 2010, the Company held deposits of $15.8 million and $14.6 million, respectively.

The carrying amounts of accounts receivable are reduced through the use of an allowance account, and the amount of the loss is recognized in the consolidated statements of income (loss) within operating expenses. When a receivable balance is considered uncollectible, it is written off against the allowance for accounts receivable. Subsequent recoveries of amounts previously written off are credited against operating expenses in the consolidated statements of income (loss).

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following table sets forth details of the age of receivables that are not overdue, as well as an analysis of overdue amounts and the related allowance for doubtful accounts:

As of April 30, 2011 $
Total accounts receivable	132.2
Less: Allowance for doubtful accounts	(0.5)

131.7

Of which:
Not overdue	110.7
Past due for more than one day but for not more than three months	15.9
Past due more for than three months but for not more than six months	2.0
Past due for more than six months but not for more than one year	1.7
Past due for more than one year	1.9
Less: Allowance for doubtful accounts	(0.5)

Total accounts receivable, net	131.7

Liquidity risk

Liquidity risk arises when financial obligations due exceed financial assets available at a particular point in time. The Company’s objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on hand and through the availability of funding from credit facilities. As of April 30, 2011, the Company was holding cash and cash equivalents of $39.3 million and had undrawn lines of credit available to it of $85.7 million.

9.	Management of capital

The Company defines the capital that it manages as the aggregate of its shareholders’ equity and interest bearing debt. The Company’s objectives when managing capital are to ensure that the Company has adequate capital to achieve its business plans, so that it can provide products and services to its customers and returns to its shareholders.

In order to maintain or adjust its capital structure, the Company may adjust the type of capital utilized, including purchase versus lease decisions and issuing debt or equity securities, all subject to market conditions and the terms of the underlying third-party agreements.

As of April 30, 2011 and October 31, 2010, total managed capital was $578.0 million and $551.3 million, respectively, comprised of shareholders’ equity of $302.7 million and $273.0 million, respectively, and cash interest-bearing debt of $275.3 million and $278.3 million, respectively.

10.	Related party transactions

Joaquín B. Viso, a director and significant shareholder of the Company, is the controlling shareholder of a company (the “Viso Affiliate”) that has two contractual commercial relationships with the Company. Revenues from the Viso Affiliate related to these relationships were approximately $0.1 million for each of the three and six months ended April 30, 2011, and were approximately $0.1 million and $0.2 million for the three and six months ended April 30, 2010, respectively. These transactions were conducted in the normal course of business and are recorded at the exchanged amounts. Accounts receivable at April 30, 2011 and October 31, 2010 include a balance of less than $0.1 million and $0.1 million, respectively, resulting from these transactions. In addition, Patheon manufactures a product for a third party for which the product’s intellectual property is owned by the Viso Affiliate. The manufacturing agreement was originally entered into between Patheon and the Viso Affiliate, but has been administered directly between Patheon and the third party on normal commercial terms since 2003.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

As of April 30, 2011 and October 31, 2010, the Company had an investment of $3.0 million and $3.3 million, respectively, representing an 18% interest in two Italian companies (collectively referred to as “BSP Pharmaceuticals”) whose largest investor was previously an officer of the Company. These companies specialize in the manufacture of cytotoxic pharmaceutical products. As a result of the shareholders’ agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals’ operations, the Company accounts for its investment in BSP Pharmaceuticals using the equity method. Accordingly, for the six months ended April 30, 2011 and 2010, the Company recorded investment losses of $0.5 million and income of $0.5 million, respectively.

In connection with its investment in BSP Pharmaceuticals, the Company has a management services agreement with BSP Pharmaceuticals that provides on-going sales and marketing services, and provided engineering and operational services during the construction of the BSP facility which was completed in 2008. There were no management fees recorded under this agreement for the three and six months ended April 30, 2011 and 2010, respectively. Accounts receivable at April 30, 2011 and October 31, 2010 include a balance of $2.0 million and $2.2 million, respectively, in connection with the management services agreement. These services were conducted in the normal course of business and are recorded at the exchanged amounts.

In connection with certain of BSP Pharmaceuticals’ bank financing, the Company made commitments that it would not dispose of its interest in BSP Pharmaceuticals prior to January 1, 2011, and if needed, irrevocably inject equity (pro-rata) in order to ensure BSP complies with certain specific bank covenants.

The cost sharing arrangement between JLL Partners Inc. (“JLL Partners”) and Patheon was terminated during the first quarter of fiscal 2011, and there are no outstanding payables to JLL Partners related to this arrangement.

11.	Income taxes

The following is a reconciliation of the expected income tax expense (recovery) obtained by applying a single statutory tax rate to the income (loss) from continuing operations before income taxes:

	As of April 30,
	2011	2010
	$	$
Expected income tax expense (recovery) using statutory tax rates	0.3	(3.1)
Change in valuation allowance	1.0	(13.3)
Permanent differences and other:
Foreign	1.0	1.7
Domestic	6.0	(0.2)
Foreign rate differentials	3.0	4.5
Other	—	—

Provision for (benefit from) income taxes	11.3	(10.4)

Effective tax rate	1192.2%	106.2%

The effective tax rate for the six months ended April 30, 2011 of 1192.2% was primarily due to the book versus tax treatment of foreign exchange gains in Canada (resulting from the change in functional currency of the Company’s corporate division in Canada to U.S. dollars as disclosed in the third quarter of fiscal 2010), tax rate differentials in foreign jurisdictions, and expenses not deductible for tax purposes in foreign jurisdictions. The change in the effective tax rate to 1192.2% in fiscal 2011 from 106.2% in fiscal 2010 was primarily due to the book versus tax treatment of foreign exchange gains in Canada, the mix of earnings in the Company’s subsidiaries and the release of the valuation reserve in Canada in fiscal 2010.

During the second quarter of fiscal 2010 the Company evaluated its valuation reserves. The Company determined that the valuation allowance on its net Canadian future tax assets was no longer required based on its assessment of the future prospects of its Canadian operations. As a result of this determination, the Company released $13.8 million of valuation allowance through income tax benefit in the income statement.

While evaluating the Company’s future tax assets and liabilities during the first quarter of 2010, the Company concluded it would be able to utilize certain Investment Tax Credits (“ITCs”) relating to scientific research and development costs. Therefore, the Company recorded a decrease of $4.4 million and $7.2 million in the cost of goods sold relating to the partial utilization of previous years ITCs in the three and six months ended April 30, 2010.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

12.	Subsequent events

On May 19, 2011, the Company settled an on-going insurance claim covering all current and future costs associated with water damage at its Swindon, U.K. facility for approximately $16.0 million. The Company recorded a settlement receivable of approximately $2.4 million against cost of goods sold in the fourth quarter of fiscal 2010, which was subsequently received in the first quarter of fiscal 2011. In the second quarter of fiscal 2011, the company recorded an additional $2.6 million as a settlement receivable against cost of goods sold. The Company received the final payout from the settlement in May 2011. The remaining proceeds will be used to offset capital expenses and further remediation costs, with the balance to be booked as other income.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

13.	Additional disclosure required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”)

The Company’s consolidated financial statements have been prepared in accordance with Canadian GAAP. In the case of the Company, Canadian GAAP conforms in all material respects with U.S. GAAP except for certain matters, the details of which are as follows:

Consolidated Balance Sheets

The application of U.S. GAAP has the following effects on consolidated balance sheet items as reported under Canadian GAAP:

	As of April 30, 2011				As of October 31, 2010
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$	$			$
Assets
Current
Cash and cash equivalents	39.3	—		39.3	53.5	—		53.5
Accounts receivable	131.7	—		131.7	139.9	—		139.9
Inventories	82.4	—		82.4	73.3	—		73.3
Income taxes receivable	7.2	6.1	i	13.3	5.7	1.9	i	7.6
Prepaid expenses and other	13.7	—		13.7	9.5	—		9.5
Future tax assets - short-term	8.2	0.8	g	9.0	9.0	(1.3)	g	7.7

Total current assets	282.5	6.9		289.4	290.9	0.6		291.5

Capital assets	492.7	(0.9)	e	491.8	478.3	(0.9)	e	477.4
Intangible assets	0.4	—		0.4	1.4	—		1.4
Deferred financing costs	—	6.6	f	6.6	—	7.2	f	7.2
Future tax assets	7.5	21.0	c	28.5	11.2	17.7	c	28.9
Goodwill	3.7	—		3.7	3.4	—		3.4
Investments	5.0	—		5.0	5.3	—		5.3
Other long-term assets	21.8	(21.8)	c,d	—	18.4	(18.4)	c,d	—

Total assets	813.6	11.8		825.4	808.9	6.2		815.1

Liabilities and shareholders’ equity
Current
Short term borrowings	—	—		—	2.0	—		2.0
Accounts payable and accrued liabilities	142.7	—		142.7	156.7	—		156.7
Income taxes payable	0.3	(0.3)	i	—	0.4	(0.4)	i	—
Deferred revenues - short-term	7.6	—		7.6	26.7	—		26.7
Current portion of long-term debt	1.3	—		1.3	3.5	—		3.5

Total current liabilities	151.9	(0.3)		151.6	189.3	(0.4)		188.9

Long-term debt	274.0	5.8	d,f	279.8	274.8	6.3	d,f	281.1
Deferred revenues	25.1	—		25.1	19.2	—		19.2
Future tax liabilities	36.3	(0.3)	e	36.0	29.7	(0.3)	e	29.4
Other long-term liabilities	23.6	24.3	b,g	47.9	22.9	22.2	b,g	45.1

Total liabilities	510.9	29.5		540.4	535.9	27.8		563.7

Shareholders’ equity
Restricted voting shares	553.8	18.1	a	571.9	553.8	18.1	a	571.9
Contributed surplus	11.3	—		11.3	10.0	—		10.0
Deficit	(341.4)	(18.6)	a,d,e,g,i	(360.0)	(330.7)	(22.5)	a,d,e,g	(353.2)
Accumulated other comprehensive income	79.0	(17.2)	a,b,e	61.8	39.9	(17.2)	a,b,e	22.7

Total shareholders’ equity	302.7	(17.7)		285.0	273.0	(21.6)		251.4

Total liabilities and shareholders’ equity	813.6	11.8		825.4	808.9	6.2		815.1

See accompanying notes.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Consolidated Statements of Loss

The application of U.S. GAAP had the following effects on net (loss) income per share as reported under Canadian GAAP:

	Three months ended April 30, 2011
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$
Revenues	170.0	—		170.0
Cost of goods sold	138.0	1.6	c	139.6

Gross profit	32.0	(1.6)		30.4
Selling, general and administrative expenses	24.8	—		24.8
Repositioning expenses	0.7	—		0.7
Loss on sale of fixed assets	—	0.2	h	0.2

Operating income	6.5	(1.8)		4.7
Interest expense, net	6.3	0.1	d	6.4
Foreign exchange loss	6.2	—		6.2
Loss on sale of fixed assets	0.2	(0.2)	h	—
Other	0.2	0.1	d	0.3

Loss from continuing operations before income taxes	(6.4)	(1.8)		(8.2)
Provision for income taxes	4.7	(2.6)	c,i	2.1

Loss before discontinued operations	(11.1)	0.8		(10.3)
Loss from discontinued operations	(0.1)	—		(0.1)

Net loss attributable to restricted voting shareholders	(11.2)	0.8		(10.4)

Basic and diluted loss per share
From continuing operations	(0.086)			(0.080)
From discontinued operations	(0.001)			(0.001)

	(0.087)			(0.081)

Weighted-average number of shares outstanding during period - basic and diluted (in thousands)	129,168			129,168

See accompanying notes.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Six months ended April 30, 2011
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$
Revenues	345.7	—		345.7
Cost of goods sold	270.8	2.3	c	273.1

Gross profit	74.9	(2.3)		72.6
Selling, general and administrative expenses	52.6	—		52.6
Repositioning expenses	1.5	—		1.5
Loss on sale of fixed assets	—	0.2	h	0.2

Operating income	20.8	(2.5)		18.3
Interest expense, net	12.6	0.1	d	12.7
Foreign exchange loss	6.8	—		6.8
Loss on sale of fixed assets	0.2	(0.2)	h	—
Other	0.3	0.2	d	0.5

Income (loss) from continuing operations before income taxes	0.9	(2.6)		(1.7)
Provision for income taxes	11.3	(6.5)	c,i	4.8

Loss before discontinued operations	(10.4)	3.9		(6.5)
Loss from discontinued operations	(0.3)	—		(0.3)

Net loss attributable to restricted voting shareholders	(10.7)	3.9		(6.8)

Basic and diluted loss per share
From continuing operations	(0.081)			(0.050)
From discontinued operations	(0.002)			(0.002)

	(0.083)			(0.052)

Weighted-average number of shares outstanding during period - basic and diluted (in thousands)	129,168			129,168

See accompanying notes.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended April 30, 2010
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$
Revenues	175.4			175.4
Cost of goods sold	132.2	4.4	c	136.6

Gross profit	43.2	(4.4)		38.8
Selling, general and administrative expenses	27.2	—		27.2
Repositioning expenses	1.0	—		1.0
Loss on sale of fixed assets	—	0.1	h	0.1

Operating income	15.0	(4.5)		10.5
Interest expense, net	3.3	—		3.3
Foreign exchange gain	(0.9)	—		(0.9)
Refinancing expenses	11.7	—		11.7
Loss on sale of fixed assets	0.1	(0.1)	h	—
Other	(0.1)	—		(0.1)

Income (loss) from continuing operations before income taxes	0.9	(4.4)		(3.5)
Benefit from income taxes	(10.4)	2.3	c,i	(8.1)

Income (loss) before discontinued operations	11.3	(6.7)		4.6
Loss from discontinued operations	(0.4)	—		(0.4)

Net income (loss) attributable to restricted voting shareholders	10.9	(6.7)		4.2

Basic and diluted income (loss) per share
From continuing operations	0.087			0.036
From discontinued operations	(0.003)			(0.003)

	0.084			0.033

Weighted-average number of shares outstanding during period - basic and diluted (in thousands)	129,168			129,168

See accompanying notes.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Six months ended April 30, 2010
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$
Revenues	330.2	—		330.2
Cost of goods sold	262.4	7.1	c	269.5

Gross profit	67.8	(7.1)		60.7
Selling, general and administrative expenses	56.0	—		56.0
Repositioning expenses	3.4	—		3.4
Impairment charge	—	1.3	h	1.3
Loss on sale of fixed assets	—	0.1	h	0.1

Operating income	8.4	(8.5)		(0.1)
Interest expense, net	6.9	—		6.9
Impairment charge	1.3	(1.3)	h	—
Foreign exchange gain	(1.3)	—		(1.3)
Refinancing expenses	11.7	—		11.7
Loss on sale of fixed assets	0.1	(0.1)	h	—
Other	(0.5)	—		(0.5)

Loss from continuing operations before income taxes	(9.8)	(7.1)		(16.9)
Benefit from income taxes	(10.4)	(9.5)	c,i	(19.9)

Income before discontinued operations	0.6	2.4		3.0
Loss from discontinued operations	(0.8)	—		(0.8)

Net (loss) income attributable to restricted voting shareholders	(0.2)	2.4		2.2

Basic and diluted loss per share
From continuing operations	0.005			0.023
From discontinued operations	(0.006)			(0.006)

	(0.001)			0.017

Weighted-average number of shares outstanding during period - basic and diluted (in thousands)	129,168			129,168

See accompanying notes.

Consolidated Statements of Cash Flows

There was no material difference in cash flow presentation between Canadian GAAP and U.S. GAAP for three and six months ended April 30, 2011 and 2010.

Consolidated Statements of Changes in Shareholders’ Equity

There was no material difference in presentation of changes in shareholders’ equity between Canadian GAAP and U.S. GAAP for three and six months ended April 30, 2011 and 2010.

(a)	Preferred shares

Under Canadian GAAP, the convertible preferred shares held by JLL were classified at inception as having both an equity component and a debt component. Under U.S. GAAP, however, the preferred shares would have been deemed to be mezzanine equity at inception.

As discussed above, under U.S. GAAP, the value of the preferred stock would be adjusted from its initial value on the April 27, 2007 issuance date to its redemption value over the period from issuance date to the redemption or conversion date using the method discussed in U.S. GAAP ASC 480, “Distinguishing Liabilities from Equity.”

In September 2008, the Company entered into an agreement (the “JLL Agreement”) with JLL whereby JLL agreed to waive the mandatory redemption requirement contained in the terms of its Class I, preferred shares, series C (the “Series C Preferred Shares”). The JLL Agreement resulted in a deemed repayment of the debt and equity components of the Series C Preferred Shares, as well as in a change in the accounting treatment for those shares. Completion of the JLL Agreement resulted in the full carrying value of the preferred shares being classified within shareholders’ equity on the Company’s balance sheets, and no further accretive interest expense was

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

recorded in the consolidated statements of loss. Paid-in-kind dividend equivalents on the Series C Preferred Shares were reported below net loss to arrive at a loss attributable to the restricted voting shareholders.

Upon settlement of the debt portion of JLL’s Series C Preferred Shares, the Company recognized a gain on the extinguishment of this debt. The Company reported this gain on its consolidated statement of loss below operating income and before income from continuing operations before income taxes. Additionally, upon settlement of the equity portion of the Series C Preferred Shares, the Company recognized a loss on the deemed redemption, which increased accumulated deficit. Under U.S. GAAP, there would be no gain or loss recognized since the Series C Preferred Shares would have been recorded solely as equity from inception.

(b)	Pensions and post retirement plans

Under U.S. GAAP ASC 715, “Compensation—Retirement Benefits,” the Company is required to recognize the over or underfunded status of defined benefit pension and other post-retirement plans on its balance sheet. The over or under funded status is measured as the difference between the fair value of the plan assets and the benefit obligation, being the projected obligation for pension plans and the accumulated benefit obligation for other post-retirement plans. In addition, the Company is required to recognize any previously unrecognized actuarial gains and losses and prior service costs and credits that arise during the applicable period in other comprehensive income, net of tax. No similar requirement currently exists under Canadian GAAP. In addition, overfunded plans are reported as non-current assets and underfunded plans are reported as non-current liabilities, with expected benefit payments over the next 12 months reclassified as short-term liabilities from non-current liabilities.

(c)	Investment Tax Credits

Under U.S. GAAP ASC 740, “Income Taxes” (“ASC 740”), the Company’s ITCs are credited against income tax expense, whereas under Canadian GAAP CICA Section 3805, “Investment Tax Credits,” ITCs are offset against the related operating expense.

Because the Company’s ITCs are related to research and development costs, primarily labor, assets are not typically created as a part of the operations subject to the ITC calculation pool. Therefore, the Company has determined that the “flow-through method” of accounting under U.S. GAAP is appropriate. Under the flow-through method, ITCs are recognized as a reduction of federal income taxes in the year in which they arise instead of being reflected in net income over the productive life of acquired property (the deferral method).

Under U.S. GAAP, the Company has reclassified the credit to cost of goods sold related to its ITCs to income tax expense and has reclassified the related ITC receivables to deferred tax assets, short-term or long-term, based upon when they are expected to be used. The ITCs will impact current tax expense when used and deferred tax expense when accumulated during the course of a fiscal year.

(d)	Embedded derivative on call option premium

Under CICA Section 3855, “Financial Instruments—Recognition and Measurement,” if the economic characteristics of an embedded derivative (in this case the call option on the Notes) are not closely related to the economic characteristics of the host contract (the Notes), then bifurcation of the embedded derivative is required. CICA Section 3855 provides that the economic characteristics of a call option are not closely related to the economic characteristics of the host contract if the call option’s exercise price is not approximately equal, on each exercise date, to the amortized cost of the host contract. In determining whether the exercise price is approximately equal, the amortized cost of the host contract is assumed to be its par value at any given time. Under U.S. GAAP ASC 815, “Derivatives and Hedging,” the bond call provisions were considered clearly and closely related to the host instrument; as such, the embedded derivative is not valued separately from the debt. Therefore, the Canadian GAAP valuations for the call options are reversed for the U.S. GAAP presentation.

(e)	Deferred transaction costs

Both U.S. GAAP ASC 805, “Business Combinations,” and its predecessor, Statement of Financial Accounting Standards No. 141, “Business Combinations,” require deferred transaction costs to be expensed as incurred. Under Canadian GAAP, such costs are capitalized and amortized over 15 years. As such, the effect of the deferred transaction costs has been reversed as of the first period presented and included in opening accumulated deficit. The impact of these costs to the consolidated statements of (loss) income for the periods presented was not material.

(f)	Deferred financing costs

In accordance with Canadian GAAP, the Company accounts for deferred financing costs, or transaction costs, as a reduction from the related liability and amortizes such costs using the effective interest method. However, for U.S. GAAP purposes, the Company accounts for these costs as an asset and amortizes them over the expected term of the financial liability using the effective interest method.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

(g)	Reserves for uncertain tax positions

The Company adopted the uncertain tax positions standard of ASC 740 on November 1, 2007. As a result of the implementation of this standard, the Company recognized no material adjustment in the liability for unrecognized income tax benefits or effect on accumulated deficit. As of April 30, 2011 and October 31, 2010, unrecognized tax benefits were $1.4 million.

(h)	Long-lived assets classified as held and used

Under U.S. GAAP ASC 360, “Long-Lived Assets Classified as Held and Used,” impairments and gains/losses on sale of assets should be reported in operating income.

(i)	Income taxes

Under U.S. GAAP ASC 740-270, “Income Taxes—Interim Reporting,” on an interim reporting basis, an entity subject to tax in multiple jurisdictions is required to use one overall estimated annual effective tax rate to compute the income tax expense (benefit) applicable to the interim reporting period. At the end of each interim period, the entity estimates the effective tax rate expected to be applicable for the full fiscal year. This annual estimated rate is adjusted, if necessary, for any significant unusual, infrequently occurring or extraordinary items, which are separately reported as period expenses. At the end of each interim period, the entity applies the estimated annual effective tax rate to year-to-date ordinary income (loss) to compute the year-to-date income tax expense (benefit).

Under CICA Section 3465, “Income Taxes,” income taxes are accounted for using the asset and liability method. This method requires the entity to calculate future income taxes in each jurisdiction at the end of each interim reporting period using the current or substantively enacted tax rates that are expected to apply when temporary differences reverse. These rates are applied to year-to-date pre-tax income (loss), adjusted for known permanent or temporary differences.

Additional U.S. GAAP disclosures

Accounts payable and accrued liabilities:

The following is the breakdown of accounts payable and accrued liabilities:

	As of April 30, 2011	As of October 31, 2010
Trade payables	80.1	89.9
Accrued salaries and related expenses	37.0	44.7
Customer deposits	15.8	14.6
Other accruals	9.8	7.5

	142.7	156.7

Included in other accruals are severance accruals, repositioning accruals, and customer liabilities for active pharmaceutical ingredients (API).

Inventories:

	As of April 30, 2011	As of October 31, 2010
	$	$
Raw materials, packaging components and spare parts	55.4	47.3
Work-in-process	27.0	26.0

Ending balance	82.4	73.3

Net income per share:

The computation of diluted net income per share did not include 12,435,824 and 6,316,912 outstanding options in the six months ended April 30, 2011 and 2010, respectively, because such options were anti-dilutive in nature.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Employee future benefits

The components of net periodic benefit cost for the defined benefit plans and other benefit plans for the six months ended April 30, 2011 and 2010, respectively, were as follows:

	For the six months ended April 30,
	2011		2010
	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans
	$	$	$	$

Service cost	1.8	—	1.8	—
Interest cost	2.6	0.2	2.4	0.2
Expected return on plan assets	(2.4)	—	(2.0)	—
Amortization of actuarial loss	0.4	—	0.4	—

Net periodic benefit costs	2.4	0.2	2.6	0.2

Based on current information available from actuarial estimates, the Company anticipates that contributions required under its defined benefit pension plans for fiscal 2011 will be approximately $10.1 million compared to contributions of $4.6 million that were made in fiscal 2010. Included in the fiscal 2011 contributions is a voluntary catch-up contribution of approximately $4.8 million for the benefit plans in the United Kingdom. Required contributions to defined benefit pension plans in future years will be dependent upon a number of variables, including the long-term rate of return on plan assets. The amount that the Company will be required to contribute to such plans in the future may vary.

Impact of new and pending U.S. GAAP accounting standards

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” This ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments in this ASU clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning accumulated deficit. The Company does not expect this ASU would have a material impact on its consolidated financial statements if prepared under U.S. GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impact our performance and a summary of our operating results. You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and the related notes beginning on page 1 of this quarterly report on Form 10-Q and on page F-2 of our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2011 (our “Form 10”). Our consolidated financial statements and MD&A have been prepared in accordance with Canadian GAAP. The impact of significant differences between Canadian GAAP and U.S. GAAP on our financial statements is disclosed under “Note 13—Additional disclosures required under U.S. Generally Accepted Accounting Principles” to our consolidated financial statements beginning on page 1of this quarterly report on Form 10-Q. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Item 1A. Risk Factors” of our Form 10. See “Forward Looking Statements.”

Executive Overview

We are a leading provider of contract manufacturing and development services to the global pharmaceutical industry, offering a wide range of services from developing drug candidates at the pre-formulation stage through the launch, commercialization and production of approved drugs. We have established our position as a market leader by leveraging our scale, global reach, specialized capabilities, broad service offerings, scientific expertise and track record of product quality and regulatory compliance to provide cost-effective solutions to our customers. We have improved and continue to improve efficiency by consolidating existing facilities, engaging in cost containment and implementing a system of continuous improvement through a Lean 6 Sigma program called “Patheon Advantage.”

We have two reportable segments, commercial manufacturing (“CMO”) and pharmaceutical development services (“PDS”). Our CMO business manufactures prescription products in sterile dosage forms as well as solid, semi-solid and liquid conventional dosage forms, and we differentiate ourselves by offering specialized manufacturing capabilities relating to high potency, controlled substance and sustained release products. Our PDS business provides a broad range of development services, including finished dosage formulation across approximately 40 dosage forms, clinical trial packaging and associated analytical services. Additionally, our PDS business serves as a pipeline for future commercial manufacturing opportunities.

Recent Business Highlights

The following is a summary of certain key financial results and non-financial events during fiscal 2011:

•

Revenues for the three months ended April 30, 2011 decreased $5.4 million, or 3.1%, to $170.0 million, from $175.4 million for the three months ended April 30, 2010. Excluding currency fluctuations, revenues for the three months ended April 30, 2011 would have been approximately 4.8% lower than the same period of prior year.

•

Loss before discontinued operations for the three months ended April 30, 2011 was $11.1 million, compared to income before discontinued operations of $11.3 million for the three months ended April 30, 2010.

•	Adjusted EBITDA for the three months ended April 30, 2011 decreased $15.7 million, or 52.3%, to $14.3 million, from $30.0 million for the three months ended April 30, 2010.

•

Revenues for the six months ended April 30, 2011 increased $15.5 million, or 4.7%, to $345.7 million, from $330.2 million for the six months ended April 30, 2010. Excluding currency fluctuations, revenues for the six months ended April 30, 2011 would have been approximately 5.5% higher than the same period of prior year.

•

Loss before discontinued operations for the six months ended April 30, 2011 was $10.4 million, compared to income before discontinued operations of $0.6 million for the six months ended April 30, 2010.

•	Adjusted EBITDA for the six months ended April 30, 2011 increased $4.4 million, or 11.2%, to $43.8 million, from $39.4 million for the three months ended April 30, 2010.

•

On May 19, 2011, we settled an on-going insurance claim covering all current and future costs associated with water damage at our Swindon, U.K. facility for approximately $16.0 million. We recorded a settlement receivable of approximately $2.4 million against cost of goods sold in the fourth quarter of fiscal 2010, which was subsequently received in the first quarter of fiscal 2011. In the second quarter of fiscal 2011, we recorded an additional $2.6 million as a settlement receivable against cost of goods sold. We received the final payout from the settlement in May 2011. The remaining proceeds will be used to offset capital expenses and further remediation costs, with the balance to be booked as other income.

•	On May 11, 2011, Michael E. Lytton joined our company as Executive Vice President, Corporate Development and Strategy, and General Counsel.

•	On February 7, 2011, James C. Mullen was appointed as our Chief Executive Officer, or CEO, and a member of our Board.

•

In December 2010, we amended a manufacturing and supply agreement with a major customer, in which both parties agreed to a contract termination date in February 2011, approximately two and a half years earlier than was originally planned. The amendment reflected the customer’s decision not to proceed with a product following receipt of a Complete Response letter from the FDA. As part of the amendment, the customer agreed to pay us a reservation fee of €21.6 million, and as a result of the shortened contract life, we accelerated the related deferred revenue recognition and were relieved of the obligation to repay certain customer-funded capital related to the original manufacturing and supply agreement.

•

On November 30, 2010, Wesley P. Wheeler, our then President and Chief Executive Officer, left our company. We accrued approximately $1.4 million in the first quarter of fiscal 2011 for severance payments due to Mr. Wheeler under his employment agreement.

Opportunities and Trends

Our target markets include the highly fragmented global market for the manufacture of finished dosage forms and for PDS. According to PharmSource, a provider of pharmaceutical outsourcing business information, the CMO market is expected to grow from 3% to 5% annually during 2011 to 2015. PharmSource also estimated that the outsourced PDS market was approximately $1.3 billion in 2010, with growth projections in the 2011 to 2015 period ranging from 3% to 6% annually. We are one of only a few industry participants that can provide a broad range of CMO and PDS services.

Pharmaceutical outsourcing service providers have faced challenges in recent years due to the uncertain economic environment. In the research and development area, emerging pharmaceutical companies have faced funding uncertainties due to limited access to capital, and many larger companies have decreased or delayed product development spending due to uncertainties surrounding industry consolidation and overall market weakness. As a result, decision-making related to the awarding of new outsourcing projects has slowed during recent years for similar reasons.

Puerto Rico Operations

We closed our Carolina facility in Puerto Rico effective January 31, 2009. In the second half of the fiscal year ended October 31, 2010 (“fiscal 2010”), we performed an impairment analysis based on recent offers, which resulted in the complete write down as the fair value less the cost to sell was nil. We continue marketing this property. The results of the Carolina operations have been reported in discontinued operations in fiscal 2010 and the six months ended April 30, 2011.

In December 2009, we announced our plan to consolidate our Puerto Rico operations into our manufacturing site located in Manati and ultimately close or sell our plant in Caguas. Our initial estimate on the Caguas facility was to complete a sale during the fiscal year ending October 31, 2011 (“fiscal 2011”) for a purchase price of approximately $7.0 million. In conjunction with a purchase offer in the third quarter of fiscal 2010, we reassessed the carrying value of the facility, increased the previous impairment charge to $3.6 million and reduced the time frame in which to accelerate depreciation. We also modified our restructuring program, which raised its anticipated costs from $7.0 million to approximately $9.0 million, of which $8.3 million has been booked as of April 30, 2011. The consolidation will also result in additional accelerated depreciation of Caguas assets of approximately $12.0 million by the end of the project. Because the business in our Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations in our consolidated financial statements.

As a result of additional time required to fully transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines, we now expect the transition to continue beyond the end of calendar year 2012, which resulted in the purchase offer being rescinded. We continue marketing the Caguas facility for eventual sale.

Results of Operations

The results of the Carolina operations have been segregated and reported as discontinued operations for the three and six months ended April 30, 2011 and 2010.

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

	Three months ended April 30,
	2011	2010	$	%
(in millions of U.S. dollars)	$	$	Change	Change

Revenues	170.0	175.4	(5.4)	-3.1%
Cost of goods sold	138.0	132.2	5.8	4.4%

Gross profit	32.0	43.2	(11.2)	-25.9%
Selling, general and administrative expenses	24.8	27.2	(2.4)	-8.8%
Repositioning expenses	0.7	1.0	(0.3)	-30.0%

Operating income	6.5	15.0	(8.5)	-56.7%
Interest expense, net	6.3	3.3	3.0	90.9%
Foreign exchange loss (gain)	6.2	(0.9)	(7.1)	-788.9%
Loss on sale of fixed assets	0.2	0.1	0.1	100.0%
Refinancing Expenses	—	11.7	(11.7)	-100.0%
Other	0.2	(0.1)	(0.3)	-300.0%

(Loss) income from continuing operations before income taxes	(6.4)	0.9	(7.3)	-811.1%
Provision for (benefit from) income taxes	4.7	(10.4)	(15.1)	-145.2%

(Loss) income before discontinued operations	(11.1)	11.3	(22.4)	-198.2%
Loss from discontinued operations	(0.1)	(0.4)	(0.3)	-75.0%

Net (loss) income attributable to restricted voting shareholders	(11.2)	10.9	(22.1)	-202.8%

Operating Income Summary

Revenues for the three months ended April 30, 2011 decreased $5.4 million, or 3.1%, to $170.0 million, from $175.4 million for the three months ended April 30, 2010. Excluding currency fluctuations, revenues for the three months ended April 30, 2011 would have been approximately 4.8% lower than the same period of prior year. CMO revenues for the three months ended April 30, 2011 decreased $3.7 million, or 2.6%, to $138.5 million, from $142.2 million for the three months ended April 30, 2010. PDS revenues for the three months ended April 30, 2011 also decreased $1.7 million, or 5.1%, to $31.5 million, from $33.2 million for the three months ended April 30, 2010.

Gross profit for the three months ended April 30, 2011 decreased $11.2 million, or 25.9%, to $32.0 million, from $43.2 million for the three months ended April 30, 2010. The decrease in gross profit was due to lower revenue and a decrease in gross profit margin to 18.8% for the three months ended April 30, 2011 from 24.6% for the three months ended April 30, 2010. The decrease in gross profit margin was primarily due to the non-recurrence of prior years’ Canadian research and development investment tax credits recognized in the second quarter of fiscal 2010 (-2.6%), accelerated recognition of deferred revenue in Cincinnati in fiscal 2010 (-2.5%), higher inventory provisions and active pharmaceutical ingredient write-offs (-1.6%), and higher depreciation (-0.5%), primarily due to the closure of the Caguas facility and the associated accelerated depreciation, and overall lower revenue. These were partially offset by favorable mix primarily due to the reservation fee and higher deferred revenue amortization at our Swindon facility. The unfavorable foreign exchange impact on gross profit included above was approximately $1.1 million.

Selling, general and administrative expenses for the three months ended April 30, 2011 decreased $2.4 million, or 8.8%, to $24.8 million, from $27.2 million for the three months ended April 30, 2010. The decrease was primarily due to lower incentive compensation, travel and entertainment. The unfavorable foreign exchange impact on selling, general and administrative expense included above is approximately $0.8 million.

Repositioning expenses for the three months ended April 30, 2011 decreased $0.3 million, or 30.0%, to $0.7 million, from $1.0 million for the three months ended April 30, 2010. The decrease was due to lower expenses in connection with the Caguas closure and consolidation in Puerto Rico.

Operating income for the three months ended April 30, 2011 decreased $8.5 million, or 56.7%, to $6.5 million (3.8% of revenues), from $15.0 million (8.6% of revenues) for the three months ended April 30, 2010 as a result of the factors discussed above.

Interest Expense

Interest expense for the three months ended April 30, 2011 increased $3.0 million, or 90.9%, to $6.3 million, from $3.3 million for the three months ended April 30, 2010. The increase in interest expense primarily reflects the higher interest rates on our senior secured notes due April 15, 2017 (the “Notes”) versus the rates of our previous debt, as well as overall higher debt levels.

Foreign Exchange Losses (Gains)

Foreign exchange loss for the three months ended April 30, 2011 was $6.2 million, compared to a gain of $0.9 million for the three months ended April 30, 2010. The foreign exchange loss was primarily due to the overall increased strengthening of the Canadian dollar against the U.S. dollar during the three months ended April 30, 2011, partially offset by favorable hedging contracts in the Canadian operations. The favorable hedging contracts resulted in gains of $1.3 million for the three months ended April 30, 2011 compared to gains of $1.2 million for the three months ended April 30, 2010.

Refinancing Expenses

During the three months ended April 30, 2010, we incurred $11.7 million in connection with our refinancing activities, which included fees paid to advisors and other related costs.

(Loss) Income from Continuing Operations Before Income Taxes

We reported a loss from continuing operations before income taxes of $6.4 million for the three months ended April 30, 2011, compared to income from continuing operations before income taxes of $0.9 million for the three months ended April 30, 2010. The operating items discussed above were the primary drivers of the year over year variance.

Income Taxes

Income taxes were an expense of $4.7 million for the three months ended April 30, 2011, compared to a benefit of $10.4 million for the three months ended April 30, 2010. The increase in tax expense was primarily due to the non-recurrence of the release of the valuation allowance pertaining to future tax assets in our Canadian operations in fiscal 2010.

(Loss) Income before Discontinued Operations and (Loss) Income Per Share from Continuing Operations

We recorded a loss before discontinued operations for the three months ended April 30, 2011 of $11.1 million, compared to income before discontinued operations of $11.3 million for the three months ended April 30, 2010. The loss per share from continuing operations for the three months ended April 30, 2011 was 8.6¢ compared to income of 8.7¢ for the three months ended April 30, 2010.

Loss and Loss Per Share from Discontinued Operations

Discontinued operations for the three months ended April 30, 2011 and 2010 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in “Note 2—Discontinued operations, assets held for sale, and plant consolidations.” The loss from discontinued operations for the three months ended April 30, 2011 was $0.1 million, or 0.1¢ per share, compared to a loss of $0.4 million, or 0.3¢ per share, for the three months ended April 30, 2010. On-going costs of discontinued operations relate to maintaining the Carolina building for sale.

Net (Loss) Income Attributable to Restricted Voting Shareholders and (Loss) Income Per Share

Net loss attributable to restricted voting shares for the three months ended April 30, 2011 was $11.2 million, or 8.7¢ per share, compared to income of $10.9 million, or 8.4¢ per share, for the three months ended April 30, 2010.

The computation of net income (loss) per share did not include 12,435,824 and 6,316,912 outstanding options in the six months ended April 30, 2011 and 2010, respectively, because such options were anti-dilutive in nature.

Revenues and Adjusted EBITDA by Business Segment

The following discussion provides information regarding our business segments. References in this MD&A to “Adjusted EBITDA” are to income (loss) before discontinued operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income, refinancing expenses, gains and losses on sale of fixed assets, gain on extinguishment of debt, income taxes, asset impairment charge, depreciation and amortization, and other non-cash expenses. “Adjusted EBITDA margin” is Adjusted EBITDA as a percentage of revenues.

Since Adjusted EBITDA is a non-GAAP measure that does not have a standardized meaning, it may not be comparable to similar measures presented by other issuers. Readers are cautioned that Adjusted EBITDA should not be construed as an alternative to net income (loss) determined in accordance with Canadian GAAP as an indicator of performance. Adjusted EBITDA is used by management as an internal measure of profitability. We have included Adjusted EBITDA because we believe that this measure is used by certain investors to assess our financial performance before non-cash charges and certain costs that we do not believe are reflective of our underlying business.

A reconciliation of Adjusted EBITDA to (loss) income before discontinued operations is set forth below:

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
	$	$	$	$

Adjusted EBITDA	14.3	30.0	43.8	39.4
Depreciation and amortization	(13.5)	(13.2)	(28.3)	(26.3)
Repositioning expenses	(0.7)	(1.0)	(1.5)	(3.4)
Interest expense, net	(6.3)	(3.3)	(12.6)	(6.9)
Impairment charge	—	—	—	(1.3)
Loss on sale of fixed assets	(0.2)	(0.1)	(0.2)	(0.1)
Refinancing expenses	—	(11.7)	—	(11.7)
(Provision for) benefit from income taxes	(4.7)	10.4	(11.3)	10.4
Other	—	0.2	(0.3)	0.5

(Loss) income before discontinued operations	(11.1)	11.3	(10.4)	0.6

The following provides certain information regarding our business segments for the three months ended April 30, 2011 and 2010:

	Three months ended April 30,
	2011	2010	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	63.3	68.3	(5.0)	(7.3)
Europe	75.2	73.9	1.3	1.8

Total Commercial Manufacturing	138.5	142.2	(3.7)	(2.6)
Pharmaceutical Development Services	31.5	33.2	(1.7)	(5.1)

Total Revenues	170.0	175.4	(5.4)	(3.1)

Adjusted EBITDA
Commercial Manufacturing
North America	0.2	6.6	(6.4)	(97.0)
Europe	16.8	12.2	4.6	37.7

Total Commercial Manufacturing	17.0	18.8	(1.8)	(9.6)
Pharmaceutical Development Services	7.3	16.9	(9.6)	(56.8)
Corporate Costs	(10.0)	(5.7)	4.3	75.4

Total Adjusted EBITDA	14.3	30.0	(15.7)	(52.3)

Commercial Manufacturing

Total CMO revenues for the three months ended April 30, 2011 decreased $3.7 million, or 2.6%, to $138.5 million, from $142.2 million for the three months ended April 30, 2010. Had local currency exchange rates remained constant to the rates of the three months ended April 30, 2010, CMO revenues for the three months ended April 30, 2011 would have been approximately 4.5% lower than the same period of prior year.

North American CMO revenues for the three months ended April 30, 2011 decreased $5.0 million, or 7.3%, to $63.3 million, from $68.3 million for the three months ended April 30, 2010. Had Canadian dollar exchange rates remained constant to the rates of the three months ended April 30, 2010, North American CMO revenues for the three months ended April 30, 2011 would have been approximately 7.8% lower than the same period of prior year. The decrease was primarily due to the prior year recognition of accelerated deferred revenue in Cincinnati and production delays at several sites.

European CMO revenues for the three months ended April 30, 2011 increased $1.3 million, or 1.8%, to $75.2 million, from $73.9 million for the three months ended April 30, 2010. Had European currency exchange rates remained constant to the rates of the three months ended April 30, 2010, European CMO revenues for the three months ended April 30, 2011 would have been approximately 1.5% lower than the same period of prior year. The impact of the reservation fee and associated accelerated deferred revenue in the United Kingdom, versus the take or pay revenue booked in the prior year, was a net increase of $9.4 million, partially offset by weakness across other sites including production delays.

Total CMO Adjusted EBITDA for the three months ended April 30, 2011 decreased $1.8 million, or 9.6%, to $17.0 million, from $18.8 million for the three months ended April 30, 2010. This represents an Adjusted EBITDA margin of 12.3% for the three months ended April 30, 2011 compared to 13.2% for the three months ended April 30, 2010. Had local currency exchange rates remained constant to the rates of the three months ended April 30, 2010 rates and after eliminating the impact of all foreign exchange gains and losses, CMO Adjusted EBITDA for the three months ended April 30, 2011 would have been approximately $4.0 million higher than reported.

North American Adjusted EBITDA for the three months ended April 30, 2011 decreased $6.4 million, or 97.0%, to $0.2 million, from $6.6 million for the three months ended April 30, 2010. The decrease was primarily driven by lower revenue in Cincinnati due to prior year’s recognition of $4.2 million in accelerated deferred revenue, and foreign exchange losses of $3.9 million as a result of weakening of the U.S. dollar against the Canadian dollar, partially offset by a $1.8 million Adjusted EBITDA improvement in Puerto Rico. North American CMO had $0.7 million in repositioning relating to the Puerto Rican operations in the three months ended April 30, 2011 that were not included in Adjusted EBITDA.

European Adjusted EBITDA for the three months ended April 30, 2011 increased $4.6 million, or 37.7%, to $16.8 million, from $12.2 million for the three months ended April 30, 2010. This increase was primarily due to the recognition of the reservation fee related to the amended manufacturing and supply agreement in the United Kingdom and associated deferred revenue amortization, partially offset by top line weakness across other European sites.

Pharmaceutical Development Services

Total PDS revenues for the three months ended April 30, 2011 decreased by $1.7 million, or 5.1%, to $31.5 million, from $33.2 million for the three months ended April 30, 2010. Had the local currency rates remained constant to the three months ended April 30, 2010, PDS revenues for the three months ended April 30, 2011 would have been 6.3% lower than the same period of prior year.

Total PDS Adjusted EBITDA for the three months ended April 30, 2011 decreased by $9.6 million, or 56.8%, to $7.3 million, from $16.9 million for the three months ended April 30, 2010. Had local currencies remained constant to the rates of the three months ended April 30, 2010 and after eliminating the impact of all foreign exchange gains and losses, PDS Adjusted EBITDA for the three months ended April 30, 2011 would have been approximately $0.7 million higher than reported. PDS Adjusted EBITDA for the three months ended April 30, 2010 included $4.4 million of prior year’s Canadian research and development investment tax credits. In addition, lower than expected sales across most sites resulting from project cancellations related to customer regulatory approvals, clinical trial outcome issues, and industry consolidation contributed to the reduction in Adjusted EBITDA.

Corporate Costs

Corporate costs for the three months ended April 30, 2011 increased $4.3 million, or 75.4%, to $10.0 million, from $5.7 million for the three months ended April 30, 2010 primarily due to foreign exchange losses of $4.1 million.

Six Months Ended April 30, 2011 Compared to Six Months Ended April 30, 2010

	Six months ended April 30,
	2011	2010	$	%
(in millions of U.S. dollars)	$	$	Change	Change

Revenues	345.7	330.2	15.5	4.7%
Cost of goods sold	270.8	262.4	8.4	3.2%

Gross profit	74.9	67.8	7.1	10.5%
Selling, general and administrative expenses	52.6	56.0	(3.4)	-6.1%
Repositioning expenses	1.5	3.4	(1.9)	-55.9%

Operating income	20.8	8.4	12.4	147.6%
Interest expense, net	12.6	6.9	5.7	82.6%
Impairment charge	—	1.3	(1.3)	-100.0%
Foreign exchange loss (gain)	6.8	(1.3)	(8.1)	-623.1%
Loss on sale of fixed assets	0.2	0.1	0.1	100.0%
Refinancing Expenses	—	11.7	(11.7)	-100.0%
Other	0.3	(0.5)	(0.8)	-160.0%

Income (loss) from continuing operations before income taxes	0.9	(9.8)	10.7	109.2%
Provision for (benefit from) income taxes	11.3	(10.4)	(21.7)	-208.7%

(Loss) income before discontinued operations	(10.4)	0.6	(11.0)
Loss from discontinued operations	(0.3)	(0.8)	(0.5)	-62.5%

Net loss attributable to restricted voting shareholders	(10.7)	(0.2)	(10.5)

Operating Income Summary

Revenues for the six months ended April 30, 2011 increased $15.5 million, or 4.7%, to $345.7 million, from $330.2 million for the six months ended April 30, 2010. Excluding currency fluctuations, revenues for the six months ended April 30, 2011 would have been approximately 5.5% higher than the same period of prior year. CMO revenues for the six months ended April 30, 2011 increased $16.9 million, or 6.3%, to $287.2 million, from $270.3 million for the six months ended April 30, 2010. PDS revenues for the six months ended April 30, 2011 decreased $1.4 million, or 2.3%, to $58.5 million, from $59.9 million for the six months ended April 30, 2010.

Gross profit for the six months ended April 30, 2011 increased $7.1 million, or 10.5%, to $74.9 million, from $67.8 million for the six months ended April 30, 2010. The increase in gross profit was due to higher revenue and an increase in the gross profit margin to 21.7% for the six months ended April 30, 2011 from 20.5% for the six months ended April 30, 2010. The increase in gross profit margin was due to higher volume and favorable mix due to the reservation fee and higher deferred revenue amortization at our Swindon facility, partially offset by higher depreciation (0.9%), impact of prior years’ Canadian research and development investment tax credits (2.1%), and inventory and customer API write-offs (1.1%). Included in the numbers above was an unfavorable foreign exchange impact of approximately $4.1 million.

Selling, general and administrative expenses for the six months ended April 30, 2011 decreased $3.4 million, or 6.1%, to $52.6 million, from $56.0 million for the six months ended April 30, 2010. The decrease was primarily due to costs of a special committee of independent directors (the “Special Committee”) of $3.0 million for the six months ended April 30, 2010 and a $1.7 million reduction in performance based compensation, partially offset by $1.1 million in higher costs related to the former CEO’s severance. Included in the numbers above was an unfavorable foreign exchange impact of approximately $0.7 million.

Repositioning expenses for the six months ended April 30, 2011 decreased $1.9 million, or 55.9%, to $1.5 million, from $3.4 million for the six months ended April 30, 2010. The decrease was due to lower expenses in connection with the Caguas closure and consolidation in Puerto Rico in the six months ended April 30, 2011 compared to the six months ended April 30, 2010, as the prior period included the initial project accruals.

Operating income for the six months ended April 30, 2011 increased $12.4 million, or 147.6%, to $20.8 million (6.0% of revenues), from $8.4 million (2.5% of revenues) for the six months ended April 30, 2010 as a result of the factors discussed above.

Interest Expense

Interest expense for the six months ended April 30, 2011 increased $5.7 million, or 82.6%, to $12.6 million, from $6.9 million for the six months ended April 30, 2010. The increase in interest expense primarily reflects the higher interest rates on the Notes versus the rates of our previous debt, as well as overall higher debt levels.

Impairment Charge

During the six months ended April 30, 2010, we recorded an impairment charge of $1.3 million in connection with the consolidation of our Puerto Rico operations into our manufacturing site located in Manati. This charge wrote down the carrying value of the Caguas facility’s long-lived assets to their anticipated fair value upon closure of the facility.

Foreign Exchange Losses (Gains)

Foreign exchange loss for the six months ended April 30, 2011 was $6.8 million, compared to a gain of $1.3 million for the six months ended April 30, 2010. The foreign exchange loss was primarily due to the overall strengthening of the Canadian dollar against the U.S. dollar, partially offset by favorable hedging contracts, including spot buys, in the Canadian operations during the six months ended April 30, 2011, which resulted in gains of $1.9 million for the six months ended April 30, 2011 and April 30, 2010.

Refinancing Expenses

During the six months ended April 30, 2010, we incurred expenses of $11.7 million in connection with our refinancing activities, which included fees paid to advisors and other related costs.

Income (Loss) from Continuing Operations Before Income Taxes

We reported income from continuing operations before income taxes of $0.9 million for the six months ended April 30, 2011, compared to a loss of $9.8 million for the six months ended April 30, 2010. The $11.7 million of refinancing expenses during the second quarter of fiscal 2010, along with the other operating items discussed above, were the primary drivers of the year over year variance.

Income Taxes

Income taxes were an expense of $11.3 million for the six months ended April 30, 2011, compared to an income tax benefit of $10.4 million for the six months ended April 30, 2010. The increase in tax expense for the period was primarily due to the benefit in fiscal 2010 of releasing $13.8 million of the valuation allowance pertaining to future tax assets in our Canadian operations and additional tax expense in fiscal 2011 due to book versus tax treatment of foreign exchange gains in Canada. (resulting from the change in functional currency of a division of the Canadian corporate entity to U.S. dollars as disclosed in the third quarter of fiscal 2010).

(Loss) Income before Discontinued Operations and (Loss) Income Per Share from Continuing Operations

We recorded a loss before discontinued operations for the six months ended April 30, 2011 of $10.4 million, compared to income before discontinued operations of $0.6 million for the six months ended April 30, 2010. The loss per share from continuing operations for the six months ended April 30, 2011 was 8.1¢ compared to income per share of 0.5¢ for the six months ended April 30, 2010.

Loss and Loss Per Share from Discontinued Operations

Discontinued operations for the six months ended April 30, 2011 and 2010 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in “Note 2—Discontinued operations, assets held for sale, and plant consolidations.” The loss from discontinued operations for the six months ended April 30, 2011 was $0.3 million, or 0.2¢ per share, compared to a loss of $0.8 million, or 0.6¢ per share, for the six months ended April 30, 2010. On-going costs of discontinued operations relate to maintaining the Carolina building for sale.

Net Loss, Loss Attributable to Restricted Voting Shareholders and Loss Per Share

Net loss attributable to restricted voting shares for the six months ended April 30, 2011 increased $10.5 million, to $10.7 million, or 8.3¢ per share, from $0.2 million, or 0.1¢ per share, for the six months ended April 30, 2010. Because we reported a loss for the six months ended April 30, 2011 and 2010, there is no impact of dilution.

Revenues and Adjusted EBITDA by Business Segment

	Six months ended April 30,
	2011	2010	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	124.9	124.8	0.1	0.1
Europe	162.3	145.5	16.8	11.5

Total Commercial Manufacturing	287.2	270.3	16.9	6.3
Pharmaceutical Development Services	58.5	59.9	(1.4)	(2.3)

Total Revenues	345.7	330.2	15.5	4.7

Adjusted EBITDA
Commercial Manufacturing
North America	1.7	7.1	(5.4)	(76.1)
Europe	50.8	20.8	30.0	144.2

Total Commercial Manufacturing	52.5	27.9	24.6	88.2
Pharmaceutical Development Services	10.7	24.4	(13.7)	(56.1)
Corporate Costs	(19.4)	(12.9)	6.5	50.4

Total Adjusted EBITDA	43.8	39.4	4.4	11.2

Commercial Manufacturing

Total CMO revenues for the six months ended April 30, 2011 increased $16.9 million, or 6.3%, to $287.2 million, from $270.3 million for the six months ended April 30, 2010. Had local currency exchange rates remained constant to the rates of the six months ended April 30, 2010, CMO revenues for the six months ended April 30, 2011 would have been approximately 7.2% higher than the same period of prior year.

North American CMO revenues for the six months ended April 30, 2011 increased $0.1 million, or 0.1%, to $124.9 million, from $124.8 million for the six months ended April 30, 2010. Had Canadian dollar exchange rates remained constant to the rates of the six months ended April 30, 2010, North American CMO revenues for the six months ended April 30, 2011 would have been approximately 0.3% lower than the same period of prior year. The increase was primarily due to new product launch volumes in Cincinnati, and higher volumes in Toronto and Puerto Rico, offset by the accelerated deferred revenue recognition in Cincinnati ($4.2 million) for the six months ended April 30, 2010.

European CMO revenues for the six months ended April 30, 2011 increased $16.8 million, or 11.5%, to $162.3 million, from $145.5 million for the six months ended April 30, 2010. Had European currencies remained constant to the rates of the six months ended April 30, 2010, European CMO revenues for the six months ended April 30, 2011 would have been approximately 13.7% higher than the same period of prior year. The increase was primarily due to higher revenues in the United Kingdom from the reservation fee and accelerated deferred revenue versus take-or-pay revenue in the prior year, partially offset by the lower revenues across other sites.

Total CMO Adjusted EBITDA for the six months ended April 30, 2011 increased $24.6 million, or 88.2%, to $52.5 million, from $27.9 million for the six months ended April 30, 2010. This represents an Adjusted EBITDA margin of 18.3% for the six months ended April 30, 2011 compared to 10.3% for the six months ended April 30, 2010. Had local currencies remained constant to prior year rates, and after eliminating the impact of all foreign exchange gains and losses, CMO Adjusted EBITDA for the six months ended April 30, 2011 would have been approximately $6.6 million higher.

North American Adjusted EBITDA for the six months ended April 30, 2011 decreased $5.4 million, or 76.1%, to $1.7 million, from $7.1 million for the six months ended April 30, 2010. The decrease was primarily driven by lower revenue in Cincinnati due to prior year recognition of accelerated deferred revenue of $4.2 million and foreign exchange losses of $4.7 million as a result of the weakening of the U.S. dollar against the Canadian dollar, partially offset by a $1.6 million Adjusted EBITDA improvement in Puerto Rico and lower incentive compensation. North American CMO had $1.5 million in repositioning relating to the Puerto Rican operations in the six months ended April 30, 2011 that were not included in Adjusted EBITDA.

European Adjusted EBITDA for the six months ended April 30, 2011 increased $30.0 million, or 144.2%, to $50.8 million, from $20.8 million for the six months ended April 30, 2010. This increase was primarily due to the recognition of the reservation fee related to the amended manufacturing and supply agreement in the United Kingdom and associated deferred revenue amortization, partially offset by revenue weakness across other European sites.

Pharmaceutical Development Services

Total PDS revenues for the six months ended April 30, 2011 decreased by $1.4 million, or 2.3%, to $58.5 million, from $59.9 million for the six months ended April 30, 2010. Had the local currency rates remained constant to the six months ended April 30, 2010, PDS revenues for the six months ended April 30, 2011 would have decreased approximately 2.5% from the same period of fiscal 2010.

Total PDS Adjusted EBITDA for the six months ended April 30, 2011 decreased by $13.7 million, or 56.1%, to $10.7 million, from $24.4 million for the six months ended April 30, 2010. Had local currencies remained constant to the rates of the prior year and after eliminating the impact of all foreign exchange gains and losses, PDS Adjusted EBITDA for the six months ended April 30, 2011 would have been approximately $1.3 million higher than reported. PDS Adjusted EBITDA for the six months ended April 30, 2010 includes $7.2 million of prior years’ Canadian research and development investment tax credits. In addition, lower than expected sales across most sites resulting from project cancellations related to customer regulatory approvals, clinical trial outcome issues, and industry consolidation contributed to the reduction in Adjusted EBITDA.

Corporate Costs

Corporate costs for the six months ended April 30, 2011 increased $6.5 million, or 50.4%, to $19.4 million, from $12.9 million for the six months ended April 30, 2010. The increase was primarily due to unfavorable foreign exchange of $4.8 million, $2.3 million of higher advisor fees due to registration with the SEC and other corporate initiatives, and expenses related to the change in our CEO of $1.7 million, partially offset by $3.0 million in Special Committee costs booked in fiscal 2010.

Liquidity and Capital Resources

Overview

Our cash and cash equivalents totaled $39.3 million at April 30, 2011 and $53.5 million at October 31, 2010. Our total debt was $275.3 million at April 30, 2011 and $278.3 million at October 31, 2010.

Our primary source of liquidity is cash flow from operations. Historically, we have also used availability under our asset-based revolving credit facility (the “ABL”) for any additional cash needs. Our principal uses of cash have been for operating expenditures, capital expenditures, repositioning expenditures, debt servicing requirements, and employee benefit obligations. We expect cash flow from operations, cash on hand and borrowing under our current ABLs to be sufficient to fund our existing level of operating expenses, capital expenditures, and interest expense for the foreseeable future.

From time to time, we evaluate strategic opportunities, including potential acquisitions, divestitures or investments in complementary businesses, and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of debt or equity securities in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$
Cash (used in) provided by operating activities of continuing operations	(6.7)	39.0	0.7	45.9
Cash used in operating activities of discontinued operations	(0.2)	(0.3)	(0.4)	(1.1)

Cash (used in) provided by operating activities	(6.9)	38.7	0.3	44.8
Cash used in investing activities of continuing operations	(11.1)	(9.6)	(20.9)	(20.5)
Cash (used in) provided by financing activities	(1.8)	25.5	(3.3)	30.0
Other	9.3	0.9	9.7	(0.8)

Net (decrease) increase in cash and cash equivalents during the period	(10.5)	55.5	(14.2)	53.5

Cash (Used in) Provided by Operating Activities

Cash provided by operating activities from continuing operations for the three months ended April 30, 2011 decreased $45.7 million to a cash usage $6.7 million, from a cash source of $39.0 million for the three months ended April 30, 2010. Prior year cash from operations was driven primarily by the take or pay receipts in our Swindon operations of $53.1 million versus $29.3 million received from the reservation fee in fiscal 2011. Higher interest payments of $8.3 million and other working capital usage making up the majority of the remaining change of cash.

Cash provided by operating activities from continuing operations for the six months ended April 30, 2011 decreased $45.2 million, or 98.5%, to $0.7 million, from $45.9 million for the six months ended April 30, 2010. Prior year cash from operations was driven primarily by the take or pay receipts in our Swindon operations of $53.1 million versus $29.3 million received from the reservation fee in fiscal 2011. Higher interest payments of $4.9 million and other working capital usage made up the majority of the remaining change of cash.

Cash used in operating activities from discontinued operations for the three months ended April 30, 2011 decreased $0.1 million, or 33.3%, to $0.2 million, from $0.3 million for the three months ended April 30, 2010. The decrease in cash outflow for the three months ended April 30, 2011 was due to lower costs related to the utilities, insurance and maintenance of the Carolina facility while it is in the process of being sold.

Cash used in operating activities from discontinued operations for the six months ended April 30, 2011 decreased $0.7 million, or 63.6%, to $0.4 million, from $1.1 million for the six months ended April 30, 2010. The decrease in cash outflow for the six months ended April 30, 2011 was due to lower costs related to utilities, insurance and maintenance of the Carolina facility while it is in the process of being sold.

Cash Used in Investing Activities

The following table summarizes the cash used in investing activities for the periods indicated:

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$

Total additions to capital assets	(11.1)	(9.2)	(21.0)	(19.4)
Proceeds on sale of capital assets	—	—	0.1	—
Net increase in investments	—	(0.3)	—	(0.9)
Investment in intangibles	—	(0.1)	—	(0.2)

Cash used in investing activities of continuing operations	(11.1)	(9.6)	(20.9)	(20.5)

Cash used in investing activities	(11.1)	(9.6)	(20.9)	(20.5)

Cash used in investing activities from continuing operations for the three months ended April 30, 2011 increased $1.5 million, or 15.6%, to $11.1 million, from $9.6 million for the three months ended April 30, 2010, primarily due to higher capital expenditures in the current period.

Cash used in investing activities from continuing operations for the six months ended April 30, 2011 increased $0.4 million, or 2.0%, to $20.9 million, from $20.5 million for the six months ended April 30, 2010. Higher capital expenditures in fiscal 2011 were partially offset by the non-recurrence of cash contributions in two Italian companies (BSP Pharmaceuticals) in fiscal 2010.

Our principal ongoing investment activities are project-related and sustaining capital programs at our network of sites. The majority of our capital allocation is normally invested in project-related programs, which are defined as outlays that will generate growth in capacity and revenues, while sustaining expenditures related to the preservation of existing assets and capacity.

Cash (Used in) Provided by Financing Activities

The following table summarizes the cash (used in) provided by financing activities for the periods indicated:

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$

Decrease in short-term borrowings	(0.7)	(15.0)	(2.1)	(12.6)
Increase in long-term debt	—	278.8	—	286.9
Repayment of long-term debt	(1.1)	(238.3)	(1.2)	(244.3)

Cash (used in) provided by financing activities of continuing operations	(1.8)	25.5	(3.3)	30.0

Cash (used in) provided by financing activities	(1.8)	25.5	(3.3)	30.0

Cash used in financing activities for the three months ended April 30, 2011 was $1.8 million compared to cash provided of $25.5 million for the three months ended April 30, 2010. During the three months ended April 30, 2011, the cash outflows were primarily due to repayments on a capital lease in Puerto Rico and for insurance financing. Net borrowings for the three months ended April 30, 2010 were from the Notes we issued for an aggregate principal amount of $280 million in a private placement. We used the net proceeds of the offering to repay all of the outstanding indebtedness under our then-existing senior secured term loan and our $75.0 million ABL, to repay certain other indebtedness and to pay related fees and expenses. We used the remaining proceeds for general corporate purposes.

Cash used in financing activities for the six months ended April 30, 2011 increased $33.3 million, or 111.0%, to $3.3 million, from a source of cash of $30.0 million for the six months ended April 30, 2010, primarily due to the refinancing in the second quarter of fiscal 2010.

Financing Arrangements

Historical Credit Arrangements

On April 27, 2007, we entered into credit facilities in the aggregate amount of $225.0 million, which were comprised of a seven year, $150.0 million senior secured term loan and the five-year, $75.0 million ABL. We were required to make quarterly installment payments of $0.4 million on the term loan, along with additional mandatory repayments based on certain excess cash flow measures. The interest rate applicable to each alternative base rate borrowing under the term loan was equal to 1.5% plus the greater of the prime rate and the federal funds effective rate plus 0.5%. The interest rate applicable to each Eurocurrency borrowing was equal to an adjusted LIBOR plus 2.5%. The interest rate applicable to the ABL was a floating rate determined by the currency of the loan, plus an applicable margin determined by the leverage ratio. The credit facilities were secured by substantially all of the assets of our operations in Canada, the United States, Puerto Rico and the United Kingdom and our investments in the shares of all other operating subsidiaries. The term loan and any borrowings under our then-existing ABL were paid off as part of the refinancing discussed below.

$280 Million Senior Secured Notes and Amended ABL

In April 2010, we issued the Notes for an aggregate principal amount of $280 million. We used the net proceeds of the offering to repay all of the outstanding indebtedness under our then-existing senior secured term loan and the $75.0 million ABL, to repay certain other indebtedness and to pay related fees and expenses. We used the remaining proceeds for general corporate purposes.

We also amended and restated our then-existing $75.0 million ABL in connection with the offering to, among other things, extend the maturity date of this facility to 2014.

The Notes and the ABL are secured by substantially all of our assets and are guaranteed by, and secured by substantially all of the assets of, our subsidiaries in the United States (including Puerto Rico), Canada, the United Kingdom and the Netherlands. The Notes and the ABL are guaranteed on a limited basis by, and secured by certain assets of, our subsidiaries in France, Italy and Switzerland.

The Notes indenture contains language consistent with the ABL, which contains usual and customary covenants and events of default provisions.

The agreements that govern the terms of our debt, including the indenture that governs the Notes and the credit agreement that governs the ABL, contain covenants that restrict our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•	enter into agreements that restrict distributions from restricted subsidiaries or restrict our ability to incur liens on certain of our assets;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens; and

•	merge, consolidate or sell substantially all of our assets.

Provided that we are not in default under the ABL or the indenture governing the Notes and are able to satisfy certain tests related to our Fixed Charge Coverage Ratio (as defined in the indenture governing the Notes), and will have a required minimum amount of remaining borrowing availability under the ABL after giving effect thereto, we are permitted to pay certain limited amounts of dividends or other distributions with respect to our restricted voting shares (as more particularly described in the ABL and the indenture governing the Notes, up to $15.0 million plus 50.0% of Excess Cash Flow (as defined in the ABL), plus net proceeds of additional permitted equity offerings under the ABL, or up to 50.0% of Consolidated Net Income (as defined in the indenture governing the Notes) plus net proceeds from additional permitted equity offerings or sales of restricted investments under the Notes.

In addition, under the ABL, if our borrowing availability falls below the greater of $10.0 million or 13.3% of total commitments under the ABL for any two consecutive days (which is defined under the ABL as a “Liquidity Event”), we will be required to satisfy and maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00 until the first day thereafter on which our borrowing availability has been greater than the greater of $10.0 million or 13.3% of our total commitments for 30 consecutive days. We will also be required to satisfy the required Fixed Charge Coverage Ratio in order to borrow on any day when our borrowing availability is below that level but a Liquidity Event has not yet occurred. Our ability to meet the required Fixed Charge Coverage Ratio can be affected by events beyond our control, and we may not be able to meet this ratio. A breach of any of these covenants could result in a default under the ABL.

Financing Ratios

Total interest-bearing debt at April 30, 2011 was $275.3 million, $3.0 million lower than at October 31, 2010. At April 30, 2011, our consolidated ratio of interest-bearing debt to shareholders’ equity was 90.9%, compared to 101.9% at October 31, 2010.

Off-Balance Sheet Arrangements

We do not use off-balance sheet entities to structure any of our financial arrangements. We do not have any interests in unconsolidated special-purpose or structured finance entities.

Tabular Disclosure of Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 2 of our Form 10. There have been no material changes to our contractual obligations since our fiscal year ended October 31, 2010.

Recent Accounting Pronouncements

See “Note 1—Accounting policies—Recently issued accounting pronouncements” and “Note 13—Additional disclosure required under U.S. Generally Accepted Accounting Principles—Impact of new and pending U.S. GAAP accounting standards” to our consolidated financial statements beginning on page 1 of this quarterly report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Critical Accounting Policies and Estimates

For information about our critical accounting estimates, see “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” beginning on page 53 of our Form 10.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our expectations regarding our future growth, results of operations, performance (both operational and financial) and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. Wherever possible, words such as “plans,” “expects,” or “does not expect,” “forecasts,” “anticipates” or “does not anticipate,” “believes,” “intends” and similar expressions or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved have been used to identify these forward-looking statements. Although the forward-looking statements contained in this quarterly report on Form 10-Q reflect our current assumptions based upon information currently available to us and based upon what we believe to be reasonable assumptions, we cannot be certain that actual results will be consistent with these forward-looking statements. Our current material assumptions include assumptions related to customer volumes, regulatory compliance and foreign exchange rates. Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to international operations and foreign currency fluctuations; customer demand for our services; regulatory matters affecting manufacturing and pharmaceutical development services; impacts of acquisitions, divestitures and restructurings; the global economic environment; our exposure to complex production issues; our substantial financial leverage; interest rate risks; potential environmental, health and safety liabilities; credit and customer concentration; competition; rapid technological change; product liability claims; intellectual property; significant shareholder; supply arrangements; pension plans; derivative financial instruments; and our dependence upon key management, scientific and technical personnel. These and other risks are described in greater detail in “Item 1A. Risk Factors” of our Form 10. Although we have attempted to identify important risks and factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors and risks that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. These forward-looking statements are made as of the date of this quarterly report on Form 10-Q, and except as required by law, we assume no obligation to update or revise them to reflect new events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our business is conducted in several currencies—Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations and Euros and British Sterling for our European operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities’ costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In the six months ended April 30, 2011, approximately 90% of the revenues and 15% of the operating expenses of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on our current U.S. denominated net inflows, for each 10% change in the Canadian-U.S. dollar exchange rate, the impact on annual pre-tax income, excluding any hedging activities, would be approximately $5.8 million.

To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of April 30, 2011, we had entered into 60 foreign exchange forward contracts and collars covering approximately 75% of our Canadian-U.S. dollar cash flow exposures for fiscal 2011 and had one forward exchange forward contracts covering our Euro-U.S. dollar cash flow. See “Note 8—Financial instruments and risk management” to our unaudited consolidated financial statements. We do not hedge any of our other foreign exchange exposures. Our foreign exchange forward contracts and collars mature at various dates through January 2012 and have an aggregate fair value of $75.3 million. As of April 30, 2011, an adverse exchange rate movement of 10% against our foreign exchange forward contracts and collars would result in a pre-tax loss of approximately $7.5 million.

Interest Rate Risk

As of April 30, 2011, our long-term debt consisted of the Notes, which have an aggregate principal amount of $280 million and bear interest at a fixed rate, and the $75 million ABL, which bears interest at a variable rate. As of April 30, 2011, we had not borrowed any amounts under the ABL. Assuming a fully drawn ABL and a 100 basis point increase in applicable interest rates, our interest expense, net, would increase by $0.75 million on an annual basis.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities.

Item 1A.	Risk Factors

Impact of the March 2011 Disaster in Japan

We are currently assessing the potential impact of the March 2011 disaster in Japan and its aftermath on our supply chain and operations in Japan for the remainder of 2011. These events did not have a material impact on our net sales, operating profit and supply chain in the second quarter of fiscal 2011. However, any sustained supply chain disruption involving multiple customers or vendors resulting from the disaster in Japan could have material adverse effects on our result of operations.

In addition to the other information set forth in this report, when evaluating our business, investors should carefully consider the risk factors discussed in Item 1A. “Risk Factors” in our Form 10.

Item 6.	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 10, 2011

PATHEON INC.

By:	/s/ James C. Mullen	By:	/s/ Eric W. Evans
James C. Mullen		Eric W. Evans
Chief Executive Officer		Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Employment Agreement between Patheon Pharmaceuticals Services Inc. and James C. Mullen effective February 7, 2011.	10	02/25/11	10.21

10.2	Amended and Restated Employment Agreement dated April 25, 2011 between Patheon Pharmaceutical Services Inc. and James C. Mullen effective February 7, 2011.				X

10.3	2011 Amended and Restated Incentive Stock Option Plan effective March 10, 2011.				X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X