Form 10-Q
period 2011-07-31
PATHEON INC
filed 2011-09-09
CIK 1400431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 7, 2011, the registrant had 129,167,926 restricted voting shares outstanding.

Item 1.	Financial Statements

Patheon Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of July 31,	As of October 31,
	2011	2010
(in millions of U.S. dollars)	$	$
Assets
Current
Cash and cash equivalents	39.5	53.5
Accounts receivable	148.1	139.9
Inventories	88.2	73.3
Income taxes receivable	7.5	5.7
Prepaid expenses and other	16.9	9.5
Future tax assets - short-term	10.8	9.0

Total current assets	311.0	290.9

Capital assets	483.2	478.3
Intangible assets	0.3	1.4
Future tax assets	8.7	11.2
Goodwill	3.6	3.4
Investments	5.3	5.3
Other long-term assets	27.0	18.4

Total assets	839.1	808.9

Liabilities and shareholders’ equity
Current
Short-term borrowings	3.3	2.0
Accounts payable and accrued liabilities	171.4	156.7
Income taxes payable	0.2	0.4
Deferred revenues - short-term	9.8	26.7
Current portion of long-term debt	1.2	3.5

Total current liabilities	185.9	189.3

Long-term debt	274.3	274.8
Deferred revenues	28.1	19.2
Future tax liabilities	38.2	29.7
Other long-term liabilities	22.0	22.9

Total liabilities	548.5	535.9

Shareholders’ equity
Restricted voting shares	553.8	553.8
Contributed surplus	12.6	10.0
Deficit	(342.1)	(330.7)
Accumulated other comprehensive income	66.3	39.9

Total shareholders’ equity	290.6	273.0

Total liabilities and shareholders’ equity	839.1	808.9

see accompanying notes

Patheon Inc.

CONSOLIDATED STATEMENTS OF LOSS

(unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
(in millions of U.S. dollars, except loss per share)	$	$	$	$
Revenues	172.7	163.3	518.4	493.5
Cost of goods sold	145.3	128.9	416.1	391.3

Gross profit	27.4	34.4	102.3	102.2
Selling, general and administrative expenses	31.7	26.1	84.3	82.1
Repositioning expenses	1.9	2.4	3.4	5.8

Operating (loss) income	(6.2)	5.9	14.6	14.3
Interest expense, net	6.3	6.3	18.9	13.2
Impairment charge	—	2.1	—	3.4
Foreign exchange (gain) loss	(3.6)	(2.2)	3.2	(3.5)
(Gain) loss on sale of fixed assets	(0.1)	—	0.1	0.1
Refinancing expenses	—	0.3	—	12.0
Other (income) expense, net	(5.6)	0.4	(5.3)	(0.1)

Loss from continuing operations before income taxes	(3.2)	(1.0)	(2.3)	(10.8)
(Benefit from) provision for income taxes	(2.7)	2.0	8.6	(8.4)

Loss before discontinued operations	(0.5)	(3.0)	(10.9)	(2.4)
Loss from discontinued operations	(0.2)	—	(0.5)	(0.8)

Net loss attributable to restricted voting shareholders	(0.7)	(3.0)	(11.4)	(3.2)

Basic and diluted loss per share
From continuing operations	($0.004)	($0.023)	($0.084)	($0.019)
From discontinued operations	($0.002)	$0.000	($0.004)	($0.006)

	($0.006)	($0.023)	($0.088)	($0.025)

Average number of shares outstanding during period - basic and diluted (in thousands)	129,168	129,168	129,168	129,168

see accompanying notes

Patheon Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Nine months ended July 31,
	2011	2010
(in millions of U.S. dollars)	$	$
Restricted voting shares

Balance at beginning and end of period	553.8	553.8

Contributed surplus
Balance at beginning of period	10.0	7.7
Stock-based compensation	2.6	1.4

Balance at end of period	12.6	9.1

Deficit
Balance at beginning of period	(330.7)	(325.7)
Net loss attributable to restricted voting shareholders	(11.4)	(3.2)

Balance at end of period	(342.1)	(328.9)

Accumulated other comprehensive income
Balance at beginning of period	39.9	35.5
Other comprehensive income (loss) for the period	26.4	(11.9)

Balance at end of period	66.3	23.6

Total shareholders’ equity at end of period	290.6	257.6

see accompanying notes

Patheon Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$
Net loss attributable to restricted voting shareholders	(0.7)	(3.0)	(11.4)	(3.2)

Other comprehensive (loss) income, net of income taxes
Change in foreign currency gains on investments in subsidiaries, net of hedging activities[1]	(11.8)	(4.2)	24.7	(14.8)
Change in value of derivatives designated as foreign currency and interest rate cash flow hedges[2]	0.2	(0.7)	4.2	8.6
Losses on foreign currency and interest rate cash flow hedges reclassified to consolidated statement of loss[3]	(1.1)	(0.5)	(2.5)	(5.7)

Other comprehensive (loss) income for the period	(12.7)	(5.4)	26.4	(11.9)

Comprehensive (loss) income attributable to restricted voting shareholders	(13.4)	(8.4)	15.0	(15.1)

see accompanying notes

The amounts disclosed in other comprehensive income have been recorded net of income taxes as follows:

[1]

Net of an income tax benefit of $0.3 million and an expense of $1.4 million for the three and nine months ended July 31, 2011. (Net of an income tax expense of $1.8 million for the three and nine months ended July 31, 2010.)

[2]

Net of an income tax benefit of $0.1 million and an expense of $0.9 million for the three and nine months ended July 31, 2011. (Net of an income tax expense of $0.9 million and $2.4 million for the three and nine months ended July 31, 2010.)

[3]	Net of an income tax benefit of $0.4 million and $0.9 million for the three and nine months ended July 31, 2011.
(Net of an income tax benefit of nil and $0.8 million for the three and nine months ended July 31, 2010.)

Patheon Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$
Operating activities
Loss before discontinued operations	(0.5)	(3.0)	(10.9)	(2.4)
Add (deduct) charges to operations not requiring a current cash payment
Depreciation and amortization	12.6	13.2	40.8	39.5
Impairment charge	—	2.1	—	3.4
Non-cash interest	0.4	0.2	0.8	2.3
Change in other long-term assets and liabilities	(7.6)	0.4	(9.7)	(8.9)
Future income taxes	(0.6)	1.4	10.3	(11.7)
Amortization of deferred revenues	(1.6)	(13.0)	(42.6)	(24.5)
(Gain) loss on sale of fixed assets	(0.1)	—	0.1	0.1
Stock-based compensation expense	1.3	0.8	2.6	1.4
Other	0.1	0.4	0.4	—

	4.0	2.5	(8.2)	(0.8)
Net change in non-cash working capital balances related to continuing operations	(0.1)	(12.3)	(6.8)	(3.4)
Increase in deferred revenues	7.6	3.8	27.2	44.1

Cash provided by (used in) operating activities of continuing operations	11.5	(6.0)	12.2	39.9
Cash (used in) provided by operating activities of discontinued operations	(0.1)	0.3	(0.5)	(0.8)

Cash provided by (used in) operating activities	11.4	(5.7)	11.7	39.1

Investing activities
Additions to capital assets	(10.2)	(13.5)	(31.2)	(32.9)
Proceeds on sale of capital assets	0.1	—	0.3	—
Net increase in investments	—	—	—	(0.9)
Investment in intangibles	—	—	—	(0.2)

Cash used in investing activities of continuing operations	(10.1)	(13.5)	(30.9)	(34.0)

Cash used in investing activities	(10.1)	(13.5)	(30.9)	(34.0)

Financing activities
Increase (decrease) in short-term borrowings	3.5	3.5	1.3	(9.1)
Increase in long-term debt	6.0	2.0	6.0	288.9
Repayment of long-term debt	(6.2)	(2.1)	(7.4)	(246.4)

Cash provided by (used in) financing activities of continuing operations	3.3	3.4	(0.1)	33.4

Cash provided by (used in) financing activities	3.3	3.4	(0.1)	33.4

Effect of exchange rate changes on cash and cash equivalents	(4.4)	(3.0)	5.3	(3.8)

Net increase (decrease) in cash and cash equivalents during the period	0.2	(18.8)	(14.0)	34.7
Cash and cash equivalents, beginning of period	39.3	75.8	53.5	22.3

Cash and cash equivalents, end of period	39.5	57.0	39.5	57.0

Supplemental cash flow information
Interest paid	0.3	3.8	12.5	11.1

Income taxes (received) paid, net	(1.3)	5.7	(0.6)	4.8

see accompanying notes

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

1.	Accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by Patheon Inc. (the “Company” or “Patheon”) in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) on a basis consistent with those followed in the most recent audited consolidated financial statements except as noted below. Operating results for the three and nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2011 (“fiscal 2011”). These consolidated financial statements do not include all the information and footnotes required by Canadian GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2010 (“fiscal 2010”).

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

Canadian Institute of Chartered Accountants (“CICA”) Section 1582, “Business Combinations,” replaces Section 1581, “Business Combinations.” Section 1582 was intended to improve the relevance, reliability and comparability of the information that a reporting entity provides in its financial statements about a business combination and its effects. This section outlines a variety of changes, including, but not limited to the following: an expanded definition of a business, a requirement to measure all business combinations and non-controlling interests at fair value, and a requirement to recognize future income tax assets and liabilities and acquisition and related costs as expenses of the period. The section applies to annual and interim financial statements for fiscal years beginning on or after January 1, 2011, with early adoption permitted. Currently the Company does not believe these standards will have a material impact on the financial statements.

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

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

2.	Discontinued operations and plant consolidations

Puerto Rico

The Company announced on December 10, 2009 its plan to consolidate its Puerto Rico operations into its manufacturing site located in Manati and ultimately close or sell its plant in Caguas. During fiscal 2010, the Company received a letter of intent for the purchase of its Caguas facility for a purchase price of $7.0 million, which resulted in the Company increasing the impairment charge related to the value of the land to $3.6 million from the initial impairment amount of $1.3 million recorded earlier in fiscal 2010. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand, the Company now expects the transition to continue beyond the end of calendar year 2012. Therefore, the letter of intent was rescinded, and the extended time-frame will result in additional repositioning costs. The Company has increased its estimated total project repositioning expenses from $9.0 million to $11.5 million, of which an additional $0.9 million of severance costs was included in the repositioning expenses of $1.9 million booked in the three months ended July 31, 2011. The consolidation also results in additional accelerated depreciation of Caguas assets of approximately $12.0 million over the life of the project. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations.

The Company closed its Carolina facility in Puerto Rico effective January 31, 2009. In the second half of fiscal 2010, the Company performed an impairment analysis based on recent offers, which resulted in the complete write down as the fair value less the cost to sell was nil. The Company continues marketing this property. The results of the Carolina operations for the three and nine months ended July 31, 2011 and 2010 are reported in discontinued operations as follows:

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
	$	$	$	$
Revenues	—	—	—	—
Cost of goods sold	—	—	—	—

Gross loss	—	—	—	—
Selling, general and administrative expenses	0.2	—	0.5	0.8

Operating loss	(0.2)	—	(0.5)	(0.8)

Loss before income taxes	(0.2)	—	(0.5)	(0.8)

Net loss for the period	(0.2)	—	(0.5)	(0.8)

3.	Preferred shares and restricted voting shares

The following table summarizes information regarding the Company’s outstanding preferred shares, restricted voting shares and restricted voting share stock options as of July 31, 2011:

	Outstanding	Exercisable
Class I preferred shares series D1	150,000	N/A
Restricted voting shares	129,167,926	N/A
Restricted voting share stock options	12,725,924	3,666,957

[1]	Special voting preferred shares held by JLL Patheon Holdings, LLC (“JLL”) entitling it to elect up to three of our directors based on the number of restricted voting shares that it holds.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

4.	Segmented information

The Company is organized and managed in two business segments: commercial manufacturing and pharmaceutical development services (“PDS”). These segments are organized around the service activities provided to the Company’s customers.

	As of and for the three months ended July 31, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	138.7	34.0	—	172.7
Adjusted EBITDA	11.5	9.3	(8.9)	11.9
Depreciation	10.9	1.4	0.3	12.6
Capital expenditures	8.3	1.7	0.2	10.2

	As of and for the three months ended July 31, 2010
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	130.2	33.1	—	163.3
Adjusted EBITDA	17.9	11.3	(5.5)	23.7
Depreciation	11.6	1.4	0.2	13.2
Capital expenditures	11.3	2.1	0.1	13.5

	As of and for the nine months ended July 31, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	425.8	92.6	—	518.4
Adjusted EBITDA	64.1	20.0	(28.3)	55.8
Total assets	682.2	77.8	79.1	839.1
Depreciation	35.8	4.2	0.8	40.8
Goodwill	3.6	—	—	3.6
Capital expenditures	25.4	5.3	0.5	31.2

	As of and for the nine months ended July 31, 2010
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	400.5	93.0	—	493.5
Adjusted EBITDA	45.7	35.8	(18.4)	63.1
Total assets	626.3	66.8	94.7	787.8
Depreciation	34.7	4.4	0.4	39.5
Impairment	3.4	—	—	3.4
Goodwill	3.4	—	—	3.4
Capital expenditures	28.3	4.4	0.2	32.9

Cash and cash equivalents as well as future tax assets are considered to be part of “Corp. & Other” in the breakout of total assets shown above. The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as income (loss) before discontinued operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive loss, refinancing expenses, gains and losses on sale of fixed assets, gain on extinguishment of debt, income taxes, asset impairment charges, depreciation and amortization and other income and expenses. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Below is a reconciliation of Adjusted EBITDA to its closest Canadian GAAP measure.

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
	$	$	$	$
Total Adjusted EBITDA	11.9	23.7	55.8	63.1
Depreciation and amortization	(12.6)	(13.2)	(40.8)	(39.5)
Repositioning expenses	(1.9)	(2.4)	(3.4)	(5.8)
Interest expense, net	(6.3)	(6.3)	(18.9)	(13.2)
Impairment charge	—	(2.1)	—	(3.4)
Gain (loss) on sale of fixed assets	0.1	—	(0.1)	(0.1)
Refinancing expenses	—	(0.3)	—	(12.0)
Benefit from (provision for) income taxes	2.7	(2.0)	(8.6)	8.4
Other income (expense), net	5.6	(0.4)	5.1	0.1

Loss before discontinued operations	(0.5)	(3.0)	(10.9)	(2.4)

As illustrated in the table below, revenues are attributed to countries based on the location of the customer’s billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is organized:

	Three months ended July 31, 2011
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	3.6	88.9	69.6	10.6	172.7

	Three months ended July 31, 2010
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	4.1	80.1	62.0	17.1	163.3

* Includes Puerto Rico

	As of and for the nine months ended July 31, 2011
	Canada	U.S.*	Europe	Other	Total
	$	$	$	$	$
Revenues	8.9	246.2	237.2	26.1	518.4
Capital assets	118.8	132.9	229.7	1.8	483.2
Goodwill	3.6	—	—	—	3.6

	As of and for the nine months ended July 31, 2010
	Canada	U.S.*	Europe	Other	Total
	$	$	$	$	$
Revenues	12.3	239.3	215.7	26.2	493.5
Capital assets	116.7	130.2	215.9	1.0	463.8
Impairment	—	3.4	—	—	3.4
Goodwill	3.4	—	—	—	3.4

*	Includes Puerto Rico

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

5.	Stock-based compensation

The Company has an incentive stock option plan in which directors, officers and key employees of the Company and its subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, are eligible to participate. On March 10, 2011, the Company’s shareholders approved an amendment to the stock option plan, which, among other things, provides that the maximum number of shares that may be issued under the plan is 15,500,151, which currently represents 12% of the issued and outstanding restricted voting shares. The plan previously provided that the maximum number of shares that may be issued under the plan was 7.5% of the sum, at any point in time, of the issued and outstanding restricted voting shares of the Company and the aggregate number of restricted voting shares issuable upon exercise of the conversion rights attached to the issued and outstanding Class I Preferred Shares, Series C of the Company. As of July 31, 2011 and 2010, the total number of restricted voting shares issuable under the plan was 15,500,151 shares and 9,687,594 shares, respectively, of which there were stock options outstanding to purchase 12,725,924 shares and 8,333,928 shares, respectively, under the plan. Before the March 2011 amendments, the plan provided that the exercise prices of options were determined at the time of grant and could not be less than the weighted-average market price of the restricted voting shares of Patheon on the Toronto Stock Exchange ( the “TSX”) during the two trading days immediately preceding the grant date. Following the March 2011 amendments, the exercise prices of the options may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the date of the grant. Options generally expire in no more than 10 years after the grant date and are subject to early expiry in the event of death, resignation, dismissal or retirement of an optionee. Options have vesting periods of either three years or five years, with either one-third or one-fifth vesting on each anniversary of the grant date, respectively.

For the purposes of calculating the stock-based compensation expense in connection with the Company’s incentive stock option plan, the fair value of stock options is estimated at the date of the grant using the Black-Scholes option pricing model and the cost is amortized over the vesting period.

The fair value of stock options is estimated at the date of the grant. The weighted-average fair value of the 400,000 and 5,442,000 stock options granted for each of the three and nine months ended July 31, 2011 was CAD$1.09 and CAD$1.34. The fair value of stock options is estimated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended July 31, 2011	Nine months ended July 31, 2011
Risk free interest rate	2.2%	2.5%
Expected volatility	59%	59%
Expected weighted-average life of options	5 years	5 years
Expected dividend yield	0%	0%

Stock-based compensation expense recorded in the three and nine months ended July 31, 2011 was $1.3 million and $2.6 million, respectively, impacted by new options granted including those to the Company’s new Chief Executive Officer (“CEO”), partially offset by the forfeitures of stock options related to the departure of the Company’s previous CEO. Stock-based compensation expense recorded in the three and nine months ended July 31, 2010 was $0.8 million and $1.4 million, respectively.

6.	Repositioning expenses

During the three and nine months ended July 31, 2011, the Company incurred $1.9 million and $3.4 million, respectively, in expenses associated with the shutdown of its Caguas facility. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines, increased product demand and fewer than expected employee transfers, the Company will incur additional repositioning costs. The Company has increased its estimated total project repositioning expenses from $9.0 million to $11.5 million, of which an additional $0.9 million of severance costs was included in the repositioning expenses in the three months ended July 31, 2011. During the three and nine months ended July 31, 2010, the Company incurred $2.4 million and $5.8 million, respectively, in expenses associated with the shutdown of its Caguas facility.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following is a summary of these expenses as of and for the three and nine months ended July 31, 2011 and 2010:

	As of and for the three months ended July 31, 2011
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at April 30, 2011				2.9
Employee-related expenses	1.1	—	—	1.1
Consulting, professional and project management costs	0.8	—	—	0.8

Total expenses	1.9	—	—	1.9
Repositioning expenses paid				(1.0)

Total repositioning liabilities at July 31, 2011				3.8

	As of and for the three months ended July 31, 2010
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at April 30, 2010				2.6
Employee-related expenses	1.8	—	—	1.8
Consulting, professional and project management costs	0.6	—	—	0.6

Total expenses	2.4	—	—	2.4
Repositioning expenses paid				(1.4)
Foreign exchange				(0.1)

Total repositioning liabilities at July 31, 2010				3.5

	As of and for the nine months ended July 31, 2011
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2010				3.2
Employee-related expenses	1.2	—	—	1.2
Consulting, professional and project costs	2.2	—	—	2.2

Total expenses	3.4	—	—	3.4
Repositioning expenses paid				(2.8)

Total repositioning liabilities at July 31, 2011				3.8

	As of and for the nine months ended July 31, 2010
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2009				2.9
Employee-related expenses	3.6	—	—	3.6
Consulting, professional and project costs	2.2	—	—	2.2

Total expenses	5.8	—	—	5.8
Repositioning expenses paid				(5.0)
Foreign exchange				(0.2)

Total repositioning liabilities at July 31, 2010				3.5

7.	Other information

Foreign exchange

During the three months ended July 31, 2011, the Company recorded foreign exchange gains of $3.6 million. These gains were primarily due to gains on hedging and operating exposures. During the nine months ended July 31, 2011, the Company recorded foreign exchange losses of $3.2 million. These losses related to operating exposures, partially offset by hedging gains on forward contracts. During the three and nine months ended July 31, 2010, the Company recorded foreign exchange gains of $2.2 million and $3.5 million, respectively, primarily on hedging gains. These gains were partially offset by losses related to operating exposures.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Employee future benefits

The employee future benefit expense in connection with defined benefit pension plans and other post retirement benefit plans for the three and nine months ended July 31, 2011 was $1.9 million and $5.8 million, respectively. The employee future benefit expense in connection with defined benefit pension plans and other post retirement benefit plans for the three and nine months ended July 31, 2010 was $1.6 million and $5.3 million, respectively.

Other (income) expense, net

In May 2011, the Company settled an on-going insurance claim covering all current and future costs associated with water damage at its Swindon, U.K. facility for approximately $16.0 million. The Company recorded a settlement receivable of approximately $2.4 million against cost of goods sold (costs primarily related to repairs and maintenance, cleaning, validation, inspection, and compliance) in the fourth quarter of fiscal 2010, which was subsequently received in the first quarter of fiscal 2011. In the second quarter of fiscal 2011, the Company recorded an additional $2.6 million as a settlement receivable against cost of goods sold. In the third quarter of fiscal 2011, the Company received the final payout from the settlement of approximately $13.6 million. A portion of the settlement was used to offset capital expenditures and accrue for future remediation liabilities, with the remaining $6.0 million booked as other income.

8.	Financial instruments and risk management

Categories of financial assets and liabilities

Under Canadian GAAP, financial instruments are classified into one of the following five categories: held-for-trading, held to maturity investments, loans and receivables, available-for-sale financial assets and other financial liabilities. The Company has also designated certain of its derivatives as effective hedges. The carrying values of the Company’s financial instruments, including those held for sale on the consolidated balance sheets, are classified into the following categories:

	As of July 31,	As of October 31,
	2011	2010
	$	$
Held-for-trading [1]	39.5	53.5
Loans and receivables [2]	148.1	139.9
Other financial liabilities [3]	450.2	437.0
Derivatives designated as effective hedges [4] - gain	3.0	1.3
Other derivatives [5]	0.2	0.7

[1]	Includes cash and cash equivalents in bank accounts bearing interest rates up to 1%.
[2]	Includes accounts receivable.
[3]	Includes bank indebtedness, accounts payable, accrued liabilities and long-term debt.
[4]	Includes the Company’s forward contracts and collars in 2011 and forward contracts in 2010.
[5]	Includes the embedded call option on the Company’s senior secured notes due April 15, 2017.

The Company has determined the estimated fair values of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. The fair values of the Company’s financial instruments are not materially different from their carrying values.

As of July 31, 2011 and October 31, 2010, the carrying amount of the financial assets that the Company has pledged as collateral for its long-term debt facilities was $105.7 million and $101.5 million, respectively.

Fair value measurements

The fair value under CICA Section 3862, “Financial Instruments—Disclosure,” is principally applied to financial assets and liabilities such as derivative instruments consisting of embedded call options and foreign exchange contracts. The following table provides a summary of the financial assets and liabilities that are measured at fair values as of July 31, 2011 and October 31, 2010:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Assets measured at fair value
	Fair value measurement at July 31, 2011 using:				Fair value measurement at October 31, 2010 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	1.5	—	1.5	—	1.3	—	1.3
Foreign exchange collars	—	1.8	—	1.8	—	—	—	—

Total assets	—	3.3	—	3.3	—	1.3	—	1.3

Derivatives not designated as hedging instruments:
Embedded call option on Notes	—	—	0.2	0.2	—	—	0.7	0.7

Total assets	—	—	0.2	0.2	—	—	0.7	0.7

Liabilities measured at fair value
	Fair value measurement at July 31, 2011 using:				Fair value measurement at October 31, 2010 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	0.1	—	0.1	—	—	—	—
Foreign exchange collars	—	0.2	—	0.2	—	—	—	—

Total liabilities	—	0.3	—	0.3	—	—	—	—

Level 1 - Based on quoted market prices in active markets.

Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.

Level 3 - Unobservable inputs that are not corroborated by market data.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following table presents the fair value of the Company’s derivative financial instruments and their classifications on the consolidated balance sheets as of July 31, 2011 and October 31, 2010:

Fair values of derivative instruments

	Asset derivatives as of July 31, 2011		Asset derivatives as of October 31, 2010
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other	1.5	Prepaid expenses and other	1.3
Foreign exchange collars	Prepaid expenses and other	1.8		—

Total designated derivatives		3.3		1.3

Derivatives not designated as hedging instruments:
Embedded call option on Notes	Other long-term assets	0.2	Other long-term assets	0.7

Total non-designated derivatives		0.2		0.7

	Liability derivatives as of July 31, 2011		Liability derivatives as of October 31, 2010
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accounts payable and accrued liabilities	0.1		—
Foreign exchange collars	Other long-term liabilities	0.2		—

Total designated derivatives		0.3		—

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

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following table presents a reconciliation of the closing balance with respect to the Company’s only Level 3 financial instrument as of July 31, 2011:

Assets measured at fair value based on Level 3

	Embedded call option on Notes	Total
	$	$
Opening balance (October 31, 2010)	0.7	0.7
Purchases	—	—
Issues	—	—
Total (losses) gains		—
In net loss	(0.5)	(0.5)
In other comprehensive (loss) income	—	—
Settlements	—	—
Transfers out of Level 3	—	—

Closing balance (July 31, 2011)	0.2	0.2

Foreign exchange forward contracts and other hedging arrangements

The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.

As of July 31, 2011, the Company’s Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of US$14.2 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated cash flows and mature at the latest on January 10, 2012, at an average exchange rate of $1.0568 Canadian. The mark-to-market value of these financial instruments as of July 31, 2011 was an unrealized gain of $1.5 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.

As of July 31, 2011, the Company’s Canadian operations had entered into foreign exchange collars to sell an aggregate amount of US$104.5 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated cash flows and mature at the latest on January 2, 2013, at an average exchange rate of $0.9855 Canadian. The mark-to-market value of these financial instruments as of July 31, 2011 was an unrealized gain of $1.6 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.

As of July 31, 2011, the Company’s Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of €2.0 million. These contracts hedge the Canadian operations’ expected exposure to Euro denominated cash flows and mature at the latest on October 7, 2011, at an average exchange rate of $1.3929 Canadian. The mark-to-market value of these financial instruments as of July 31, 2011 was an unrealized loss of approximately $0.1 million, with nominal income tax impact, which has been recorded in accumulated other comprehensive income in shareholders’ equity.

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

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

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

The Company’s most significant transaction exposures arise in its Canadian operations. Prior to the refinancing in the second quarter of fiscal 2010, the balance sheet of the Company’s Canadian division included U.S. dollar denominated debt, which was designated as a hedge against the Company’s investments in subsidiaries in the United States and Puerto Rico. The foreign exchange gains and losses related to the effective portion of this hedge were recorded in other comprehensive income. In the third quarter of fiscal 2010, the Company changed the functional currency of its corporate division in Canada to U.S. dollars, thereby eliminating the need for the Company to designate this U.S. dollar denominated debt as a hedge. In addition, approximately 90% of the revenues of the Canadian operations and approximately 10% of its operating expenses are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company’s current U.S. denominated net inflows, as of July 31, 2011, fluctuations of +/-10% would, everything else being equal, have an annual effect on (loss) income from continuing operations before income taxes of approximately +/- $8.9 million, prior to hedging activities.

The objective of the Company’s foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company’s earnings. The Company manages this risk by entering into foreign exchange contracts. As of July 31, 2011, the Company has entered into foreign exchange contracts to cover approximately 80% of its Canadian-U.S. dollar cash flow exposures for fiscal 2011. The Company does not currently hedge any translation exposures.

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

The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company’s requirements, a cash deposit is received before any services are provided. As of July 31, 2011 and October 31, 2010, the Company held deposits of $16.6 million and $14.6 million, respectively.

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

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following table sets forth details of the age of receivables that are not overdue, as well as an analysis of overdue amounts and the related allowance for doubtful accounts:

As of July 31, 2011 $
Total accounts receivable	148.5
Less: Allowance for doubtful accounts	(0.4)

148.1

Of which:
Not overdue	120.5
Past due for more than one day but for not more than three months	22.4
Past due more for than three months but for not more than six months	1.8
Past due for more than six months but not for more than one year	1.5
Past due for more than one year	2.3
Less: Allowance for doubtful accounts	(0.4)

Total accounts receivable, net	148.1

Liquidity risk

Liquidity risk arises when financial obligations due exceed financial assets available at a particular point in time. The Company’s objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on hand and through the availability of funding from credit facilities. As of July 31, 2011, the Company was holding cash and cash equivalents of $39.5 million and had undrawn lines of credit available to it of $98.2 million.

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

As of July 31, 2011 and October 31, 2010, total managed capital was $566.1 million and $551.3 million, respectively, comprised of shareholders’ equity of $290.6 million and $273.0 million, respectively, and cash interest-bearing debt of $275.5 million and $278.3 million, respectively.

10.	Related party transactions

Joaquín B. Viso, a director and significant shareholder of the Company, is the controlling shareholder of a company (the “Viso Affiliate”) that has two contractual commercial relationships with the Company. Revenues from the Viso Affiliate related to these relationships were less than $0.1 million for each of the three and nine months ended July 31, 2011, and were approximately $0.0 million and $0.2 million for the three and nine months ended July 31, 2010, respectively. These transactions were conducted in the normal course of business and are recorded at the exchanged amounts. There were no accounts receivable at July 31, 2011 and a balance of $0.1 million at October 31, 2010, resulting from these transactions. In addition, Patheon manufactures a product for a third party for which the product’s intellectual property is owned by the Viso Affiliate. The manufacturing agreement was originally entered into between Patheon and the Viso Affiliate, but has been administered directly between Patheon and the third party on normal commercial terms since 2003.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

As of each of July 31, 2011 and October 31, 2010, the Company had an investment of $3.3 million, representing an 18% interest in two Italian companies (collectively referred to as “BSP Pharmaceuticals”) whose largest investor was previously an officer of the Company. These companies specialize in the manufacture of cytotoxic pharmaceutical products. As a result of the shareholders’ agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals’ operations, the Company accounts for its investment in BSP Pharmaceuticals using the equity method. Accordingly, for the nine months ended July 31, 2011 and 2010, the Company recorded investment losses of less than $0.1 million and income of $0.6 million, respectively.

In connection with its investment in BSP Pharmaceuticals, the Company has a management services agreement with BSP Pharmaceuticals that provides on-going sales and marketing services. There were no management fees recorded under this agreement for the three and nine months ended July 31, 2011 and 2010, respectively. Accounts receivable at July 31, 2011 and October 31, 2010 include a balance of $1.7 million and $2.2 million, respectively, in connection with the management services agreement. These services were conducted in the normal course of business and are recorded at the exchanged amounts.

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

The following is a reconciliation of the expected income tax expense (recovery) obtained by applying a single statutory tax rate to the loss from continuing operations before income taxes:

	Nine months ended July 31,
	2011	2010
	$	$
Expected income tax recovery using statutory tax rates	(1.0)	(3.6)
Change in valuation allowance	1.6	(12.9)
Permanent differences and other:
Foreign	(0.6)	0.8
Domestic	(0.7)	(0.9)
Foreign rate differentials	3.7	7.8
Other	5.6	0.4

Provision for (benefit from) income taxes	8.6	(8.4)

Effective tax rate	(374.0)%	78.0%

The effective tax rate for the nine months ended July 31, 2011 of (374.0)% was primarily due to the book versus tax treatment of foreign exchange gains in Canada included in “Other” above (resulting from the change in functional currency of the Company’s corporate division in Canada to U.S. dollars as disclosed in the third quarter of fiscal 2010), tax rate differentials in foreign jurisdictions, and expenses not deductible for tax purposes in foreign jurisdictions. The change in the effective tax rate to (374.0)% in fiscal 2011 from 78.0% in fiscal 2010 was primarily due to the book versus tax treatment of foreign exchange gains in Canada recorded in “Other” above, the mix of earnings in the Company’s subsidiaries, increase to the valuation allowance related to the U.S. local net operating losses, and the release of the valuation reserve in Canada in fiscal 2010.

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

While evaluating the Company’s future tax assets and liabilities during the first quarter of 2010, the Company concluded it would be able to utilize certain Investment Tax Credits (“ITCs”) relating to scientific research and development costs. Therefore, the Company recorded a decrease of $7.2 million in the cost of goods sold relating to the partial utilization of previous years ITCs in the nine months ended July 31, 2010.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

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

The Company’s consolidated financial statements have been prepared in accordance with Canadian GAAP. In the case of the Company, Canadian GAAP conforms in all material respects with U.S. GAAP except for certain matters, the details of which are as follows:

Consolidated Balance Sheets

The application of U.S. GAAP has the following effects on consolidated balance sheet items as reported under Canadian GAAP:

	As of July 31, 2011				As of October 31, 2010
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$	$			$
Assets
Current
Cash and cash equivalents	39.5	—		39.5	53.5	—		53.5
Accounts receivable	148.1	—		148.1	139.9	—		139.9
Inventories	88.2	—		88.2	73.3	—		73.3
Income taxes receivable	7.5	3.2	i	10.7	5.7	—		5.7
Prepaid expenses and other	16.9	—		16.9	9.5	—		9.5
Future tax assets - short-term	10.8	—	g	10.8	9.0	(1.3)	g	7.7

Total current assets	311.0	3.2		314.2	290.9	(1.3)		289.6

Capital assets	483.2	(0.8)	e	482.4	478.3	(0.9)	e	477.4
Intangible assets	0.3	—		0.3	1.4	—		1.4
Deferred financing costs	—	6.4	f	6.4	—	7.2	f	7.2
Future tax assets	8.7	23.0	c	31.7	11.2	17.7	c	28.9
Goodwill	3.6	—		3.6	3.4	—		3.4
Investments	5.3	—		5.3	5.3	—		5.3
Other long-term assets	27.0	(23.0)	c,d	4.0	18.4	(18.4)	c,d	—

Total assets	839.1	8.8		847.9	808.9	4.3		813.2

Liabilities and shareholders’ equity
Current
Short term borrowings	3.3	—		3.3	2.0	—		2.0
Accounts payable and accrued liabilities	171.4	—		171.4	156.7	—		156.7
Income taxes payable	0.2	(0.2)	i	—	0.4	1.0		1.4
Deferred revenues - short-term	9.8	—		9.8	26.7	—		26.7
Current portion of long-term debt	1.2	—		1.2	3.5	—		3.5

Total current liabilities	185.9	(0.2)		185.7	189.3	1.0		190.3

Long-term debt	274.3	5.5	d,f	279.8	274.8	6.3	d,f	281.1
Deferred revenues	28.1	—		28.1	19.2	—		19.2
Future tax liabilities	38.2	(0.2)	e	38.0	29.7	(0.3)	e	29.4
Other long-term liabilities	22.0	23.7	b,g	45.7	22.9	22.2	b,g	45.1

Total liabilities	548.5	28.8		577.3	535.9	29.2		565.1

Shareholders’ equity
Restricted voting shares	553.8	18.1	a	571.9	553.8	18.1	a	571.9
Contributed surplus	12.6	—		12.6	10.0	—		10.0
Deficit	(342.1)	(21.0)	a,d,e,g,i	(363.1)	(330.7)	(25.8)	a,d,e,g	(356.5)
Accumulated other comprehensive income	66.3	(17.1)	a,b,e	49.2	39.9	(17.2)	a,b,e	22.7

Total shareholders’ equity	290.6	(20.0)		270.6	273.0	(24.9)		248.1

Total liabilities and shareholders’ equity	839.1	8.8		847.9	808.9	4.3		813.2

See accompanying notes.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Consolidated Statements of Loss

The application of U.S. GAAP had the following effects on net (loss) income per share as reported under Canadian GAAP:

	Three months ended July 31, 2011
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$
Revenues	172.7	—		172.7
Cost of goods sold	145.3	1.6	c	146.9

Gross profit	27.4	(1.6)		25.8
Selling, general and administrative expenses	31.7	—		31.7
Repositioning expenses	1.9	—		1.9
Gain on sale of fixed assets	—	(0.1)	h	(0.1)

Operating income	(6.2)	(1.5)		(7.7)
Interest expense, net	6.3	—	d	6.3
Foreign exchange gain	(3.6)	—		(3.6)
Gain on sale of fixed assets	(0.1)	0.1	h	—
Other (income) expense, net	(5.6)	(0.7)	d	(6.3)

Loss from continuing operations before income taxes	(3.2)	(0.9)		(4.1)
Benefit from income taxes	(2.7)	(2.0)	c,i	(4.7)

(Loss) income before discontinued operations	(0.5)	1.1		0.6
Loss from discontinued operations	(0.2)	—		(0.2)

Net (loss) income attributable to restricted voting shareholders	(0.7)	1.1		0.4

Basic and diluted (loss) income per share
From continuing operations	(0.004)			0.005
From discontinued operations	(0.002)			(0.002)

	(0.006)			0.003

Weighted-average number of shares outstanding during period - basic and diluted (in thousands)	129,168			129,168

See accompanying notes.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Nine months ended July 31, 2011
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$
Revenues	518.4	—		518.4
Cost of goods sold	416.1	4.0	c	420.1

Gross profit	102.3	(4.0)		98.3
Selling, general and administrative expenses	84.3	—		84.3
Repositioning expenses	3.4	—		3.4
Loss on sale of fixed assets	—	0.1	h	0.1

Operating income	14.6	(4.1)		10.5
Interest expense, net	18.9	0.1	d	19.0
Foreign exchange loss	3.2	—		3.2
Loss on sale of fixed assets	0.1	(0.1)	h	—
Other (income) expense, net	(5.3)	(0.5)	d	(5.8)

Loss from continuing operations before income taxes	(2.3)	(3.6)		(5.9)
Provision for income taxes	8.6	(8.5)	c,i	0.1

Loss before discontinued operations	(10.9)	4.9		(6.0)
Loss from discontinued operations	(0.5)	—		(0.5)

Net loss attributable to restricted voting shareholders	(11.4)	4.9		(6.5)

Basic and diluted loss per share
From continuing operations	(0.084)			(0.046)
From discontinued operations	(0.004)			(0.004)

	(0.088)			(0.050)

Weighted-average number of shares outstanding during period - basic and diluted (in thousands)	129,168			129,168

See accompanying notes.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended July 31, 2010
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$
Revenues	163.3			163.3
Cost of goods sold	128.9	2.7	c	131.6

Gross profit	34.4	(2.7)		31.7
Selling, general and administrative expenses	26.1	—		26.1
Repositioning expenses	2.4	—		2.4
Impairment charge	—	2.1	h	2.1

Operating income	5.9	(4.8)		1.1
Interest expense, net	6.3	—		6.3
Impairment charge	2.1	(2.1)	h	—
Foreign exchange gain	(2.2)	—		(2.2)
Refinancing expenses	0.3	—		0.3
Other (income) expense, net	0.4	(0.7)		(0.3)

Loss from continuing operations before income taxes	(1.0)	(2.0)		(3.0)
Provision for income taxes	2.0	0.5	c,i	2.5

Loss before discontinued operations	(3.0)	(2.5)		(5.5)
Loss from discontinued operations	—	—		—

Net loss attributable to restricted voting shareholders	(3.0)	(2.5)		(5.5)

Basic and diluted loss per share
From continuing operations	(0.023)			(0.043)
From discontinued operations	—			—

	(0.023)			(0.043)

Weighted-average number of shares outstanding during period - basic and diluted (in thousands)	129,168			129,168

See accompanying notes.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Nine months ended July 31, 2010
	Canadian GAAP	Increase (Decrease)	Notes	U.S. GAAP
	$			$
Revenues	493.5	—		493.5
Cost of goods sold	391.3	9.8	c	401.1

Gross profit	102.2	(9.8)		92.4
Selling, general and administrative expenses	82.1	—		82.1
Repositioning expenses	5.8	—		5.8
Impairment charge	—	3.4	h	3.4
Loss on sale of fixed assets	—	0.1	h	0.1

Operating income	14.3	(13.3)		1.0
Interest expense, net	13.2	—		13.2
Impairment charge	3.4	(3.4)	h	—
Foreign exchange gain	(3.5)	—		(3.5)
Refinancing expenses	12.0	—		12.0
Loss on sale of fixed assets	0.1	(0.1)	h	—
Other (income) expense, net	(0.1)	(0.5)		(0.6)

Loss from continuing operations before income taxes	(10.8)	(9.3)		(20.1)
Benefit from income taxes	(8.4)	(8.9)	c,i	(17.3)

Loss before discontinued operations	(2.4)	(0.4)		(2.8)
Loss from discontinued operations	(0.8)	—		(0.8)

Net loss attributable to restricted voting shareholders	(3.2)	(0.4)		(3.6)

Basic and diluted loss per share
From continuing operations	(0.019)			(0.022)
From discontinued operations	(0.006)			(0.006)

	(0.025)			(0.028)

Weighted-average number of shares outstanding during period - basic and diluted (in thousands)	129,168			129,168

See accompanying notes.

Consolidated Statements of Cash Flows

There was no material difference in cash flow presentation between Canadian GAAP and U.S. GAAP for the three and nine months ended July 31, 2011 and 2010.

Consolidated Statements of Changes in Shareholders’ Equity

There was no material difference in presentation of changes in shareholders’ equity between Canadian GAAP and U.S. GAAP for the three and nine months ended July 31, 2011 and 2010.

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

In September 2008, the Company entered into an agreement (the “JLL Agreement”) with JLL whereby JLL agreed to waive the mandatory redemption requirement contained in the terms of its Class I, preferred shares, series C (the “Series C Preferred Shares”). The JLL Agreement resulted in a deemed repayment of the debt and equity components of the Series C Preferred Shares, as well as in a change in the accounting treatment for those shares. Completion of the JLL Agreement resulted in the full carrying value of the preferred shares being classified within shareholders’ equity on the Company’s balance sheets, and no further accretive interest expense was recorded in the consolidated statements of loss. Paid-in-kind dividend equivalents on the Series C Preferred Shares were reported below net loss to arrive at a loss attributable to the restricted voting shareholders.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

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

Both U.S. GAAP ASC 805, “Business Combinations,” and its predecessor, Statement of Financial Accounting Standards No. 141, “Business Combinations,” require deferred transaction costs to be expensed as incurred. Under Canadian GAAP, such costs are capitalized and amortized over 15 years. As such, the effect of the deferred transaction costs has been reversed as of the first period presented and included in opening accumulated deficit. The impact of these costs to the consolidated statements of loss for the periods presented was not material.

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

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

(g)	Reserves for uncertain tax positions

The Company adopted the uncertain tax positions standard of ASC 740 on November 1, 2007. As a result of the implementation of this standard, the Company recognized no material adjustment in the liability for unrecognized income tax benefits or effect on accumulated deficit. As of July 31, 2011 and October 31, 2010, unrecognized tax benefits were $0.8 million and $1.4 million, respectively.

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

Additional U.S. GAAP disclosures

Accounts payable and accrued liabilities:

The following is the breakdown of accounts payable and accrued liabilities:

	As of July 31, 2011	As of October 31, 2010
Trade payables	93.6	88.9
Interest payable	7.1	1.0
Accrued salaries and related expenses	42.1	44.7
Customer deposits	16.6	14.6
Other accruals	12.0	7.5

	171.4	156.7

Included in other accruals are severance accruals, repositioning accruals, and customer liabilities for active pharmaceutical ingredients (API).

Inventories:

	As of July 31, 2011	As of October 31, 2010
	$	$
Raw materials, packaging components and spare parts	56.3	47.3
Work-in-process	31.9	26.0

	88.2	73.3

Net income per share:

The computation of diluted net income per share did not include 12,725,924 and 8,333,928 outstanding options in the nine months ended July 31, 2011 and 2010, respectively, because such options were anti-dilutive in nature.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2011

(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Employee future benefits

The components of net periodic benefit cost for the defined benefit plans and other benefit plans for the nine months ended July 31, 2011 and 2010, respectively, were as follows:

	For the nine months ended July 31,
	2011		2010
	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans
	$	$	$	$
Service cost	2.7	—	2.7	—
Interest cost	3.9	0.3	3.6	0.3
Expected return on plan assets	(3.6)	—	(3.0)	—
Amortization of actuarial loss	0.6	—	0.6	—

Net periodic benefit costs	3.6	0.3	3.9	0.3

Based on current information available from actuarial estimates, the Company anticipates that contributions required under its defined benefit pension plans for fiscal 2011 will be approximately $10.1 million compared to contributions of $4.6 million that were made in fiscal 2010. Included in the fiscal 2011 contributions is a voluntary catch-up contribution of $4.9 million for the benefit plans in the United Kingdom, which was made during the third quarter of fiscal 2011. Required contributions to defined benefit pension plans in future years will be dependent upon a number of variables, including the long-term rate of return on plan assets. The amount that the Company will be required to contribute to such plans in the future may vary.

Impact of new and pending U.S. GAAP accounting standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. As the Company reports net (loss) income and comprehensive (loss) income in two statements, the adoption of this ASU will not impact the presentation of the Company’s consolidated financial statements beginning in the first quarter of 2012.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect this ASU would have a material impact on its consolidated financial statements if prepared under U.S. GAAP.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” This ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments in this ASU clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning accumulated deficit. The Company does not expect this ASU would have a material impact on its consolidated financial statements if prepared under U.S. GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impact our performance and a summary of our operating results. You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and the related notes beginning on page 1 of this quarterly report on Form 10-Q and on page F-2 of our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2011 (our “Form 10”). Our consolidated financial statements and MD&A have been prepared in accordance with Canadian GAAP. The impact of significant differences between Canadian GAAP and U.S. GAAP on our financial statements is disclosed under “Note 12—Additional disclosures required under U.S. Generally Accepted Accounting Principles” to our consolidated financial statements beginning on page 1 of this quarterly report on Form 10-Q. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Item 1A. Risk Factors” of this Form 10-Q and our Form 10. See “Forward Looking Statements.”

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

We have two reportable segments, commercial manufacturing (“CMO”) and pharmaceutical development services (“PDS”). Our CMO business manufactures prescription products in sterile dosage forms as well as solid and liquid conventional dosage forms, and we differentiate ourselves by offering specialized manufacturing capabilities relating to high potency, controlled substance and sustained release products. Our PDS business provides a broad range of development services, including finished dosage formulation across approximately 40 dosage forms, clinical trial packaging and associated analytical services. Additionally, our PDS business serves as a pipeline for future commercial manufacturing opportunities.

Recent Business Highlights

The following is a summary of certain key financial results and non-financial events during the three and nine months ended July 31, 2011:

•

Revenues for the three months ended July 31, 2011 increased $9.4 million, or 5.8%, to $172.7 million, from $163.3 million for the three months ended July 31, 2010. Excluding currency fluctuations, revenues for the three months ended July 31, 2011 would have been approximately 0.2% higher than the same period of prior year.

•

Loss before discontinued operations for the three months ended July 31, 2011 was $0.5 million, compared to a loss before discontinued operations of $3.0 million for the three months ended July 31, 2010.

•	Adjusted EBITDA for the three months ended July 31, 2011 decreased $11.8 million, or 49.8%, to $11.9 million, from $23.7 million for the three months ended July 31, 2010.

•

Revenues for the nine months ended July 31, 2011 increased $24.9 million, or 5.0%, to $518.4 million, from $493.5 million for the nine months ended July 31, 2010. Excluding currency fluctuations, revenues for the nine months ended July 31, 2011 would have been approximately 3.7% higher than the same period of prior year.

•

Loss before discontinued operations for the nine months ended July 31, 2011 was $10.9 million, compared to a loss before discontinued operations of $2.4 million for the nine months ended July 31, 2010.

•	Adjusted EBITDA for the nine months ended July 31, 2011 decreased $7.3 million, or 11.6%, to $55.8 million, from $63.1 million for the nine months ended July 31, 2010.

•

On September 8, 2011, our board of directors reviewed and approved our new corporate strategy which includes, among other things, assessing strategic options for the Swindon commercial operation and the Burlington, Ontario facility, accelerating our operational excellence programs for our CMO and PDS segments, and continuing the evolution of our existing commercial sites into centers of excellence focusing on specific technologies or production types. In addition, we are in the process of transferring our Zug, Switzerland European Headquarter operations to our U.K. operations. We expect these initiatives will reduce costs and make our company more efficient over the next several years.

•

On May 19, 2011, we settled an on-going insurance claim covering all current and future costs associated with water damage at our Swindon, U.K. facility for approximately $16.0 million. We recorded a settlement receivable of approximately $2.4 million against cost of goods sold in the fourth quarter of fiscal 2010, which was subsequently received in the first quarter of fiscal 2011. In the second quarter of fiscal 2011, we recorded an additional $2.6 million as a settlement receivable against cost of goods sold. In the third quarter of fiscal 2011, we received the final payout from the settlement of approximately $13.6 million. A portion of the settlement was used to offset capital expenditures and accrue for future remediation liabilities, with the remaining $6.0 million booked as other income.

•	On May 11, 2011, Michael E. Lytton joined our company as Executive Vice President, Corporate Development and Strategy, and General Counsel.

•	On February 7, 2011, James C. Mullen was appointed as our Chief Executive Officer (“CEO”), and a member of our Board.

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

Opportunities and Trends

Our target markets include the highly fragmented global market for the manufacture of finished pharmaceutical dosage forms and for PDS. According to PharmSource, a provider of pharmaceutical outsourcing business information, the CMO market totaled $11.7 billion in 2010, and could experience marginal growth of roughly 1% (in conservative scenarios) to as much as 3% - 5% annually during 2011 to 2015. PharmSource also estimates that the outsourced PDS market totaled approximately $1.3 billion in 2010, with growth projections in the 2011 to 2015 period approaching 3% annually. We are one of only a few industry participants that can provide a broad range of CMO and PDS services.

Pharmaceutical outsourcing service providers have faced challenges in recent years due to the uncertain economic environment. In the research and development area, emerging pharmaceutical companies have faced funding uncertainties due to limited access to capital, and many larger companies have decreased or delayed product development spending due to uncertainties surrounding industry consolidation, overall market weakness and the regulatory approval environment. As a result, decision-making related to the awarding of new outsourcing projects has slowed during recent years for similar reasons.

Puerto Rico Operations

We closed our Carolina facility in Puerto Rico effective January 31, 2009. In the second half of the fiscal year ended October 31, 2010 (“fiscal 2010”), we performed an impairment analysis based on recent offers, which resulted in the complete write down as the fair value less the cost to sell was nil. We continue marketing this property. The results of the Carolina operations have been reported in discontinued operations in fiscal 2010 and the nine months ended July 31, 2011.

In December 2009, we announced our plan to consolidate our Puerto Rico operations into our manufacturing site located in Manati and ultimately close or sell our plant in Caguas. Our current expectations with respect to the Caguas facility assumes completion of a sale during fiscal 2012 for a purchase price of approximately $7.0 million. In conjunction with this estimate the company booked an impairment charge of $3.6 million in fiscal 2010. The consolidation results in additional accelerated depreciation of Caguas assets of approximately $12.0 million by the end of the project. Because the business in our Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations in our consolidated financial statements.

As a result of the additional time required to fully transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory timelines and higher product demand, we now expect the transition to continue beyond the end of calendar year 2012. As a result of the additional time required to complete the transition, we now estimate that the restructuring program will cost $11.5 million, of which $10.2 million has been booked as of July 31, 2011.

Results of Operations

The results of the Carolina operations have been segregated and reported as discontinued operations for the three and nine months ended July 31, 2011 and 2010.

Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010

	Three months ended July 31,
	2011	2010	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	172.7	163.3	9.4	5.8
Cost of goods sold	145.3	128.9	16.4	12.7

Gross profit	27.4	34.4	(7.0)	20.3
Selling, general and administrative expenses	31.7	26.1	5.6	21.5
Repositioning expenses	1.9	2.4	(0.5)	20.8

Operating (loss) income	(6.2)	5.9	(12.1)	205.1
Interest expense, net	6.3	6.3	—	—
Impairment charge	—	2.1	(2.1)	100.0
Foreign exchange gain	(3.6)	(2.2)	1.4	63.6
Gain on sale of fixed assets	(0.1)	—	(0.1)	—
Refinancing Expenses	—	0.3	(0.3)	100.0
Other (income) expense, net	(5.6)	0.4	6.0	1,500.0

Loss from continuing operations before income taxes	(3.2)	(1.0)	(2.2)	220.0
(Benefit from) provision for income taxes	(2.7)	2.0	4.7	235.0

Loss before discontinued operations	(0.5)	(3.0)	2.5	83.3
Loss from discontinued operations	(0.2)	—	0.2	—

Net loss attributable to restricted voting shareholders	(0.7)	(3.0)	2.3	76.7

Operating Income Summary

Revenues for the three months ended July 31, 2011 increased $9.4 million, or 5.8%, to $172.7 million, from $163.3 million for the three months ended July 31, 2010. Excluding currency fluctuations, revenues for the three months ended July 31, 2011 would have been approximately 0.2% higher than the same period of prior year. CMO revenues for the three months ended July 31, 2011 increased $8.5 million, or 6.5%, to $138.7 million, from $130.2 million for the three months ended July 31, 2010. PDS revenues for the three months ended July 31, 2011 also increased $0.9 million, or 2.7%, to $34.0 million, from $33.1 million for the three months ended July 31, 2010.

Gross profit for the three months ended July 31, 2011 decreased $7.0 million, or 20.3%, to $27.4 million, from $34.4 million for the three months ended July 31, 2010. The decrease in gross profit was primarily due to a decrease in gross profit margin to 15.9% for the three months ended July 31, 2011 from 21.1% for the three months ended July 31, 2010. The decrease in gross profit margin was primarily due to unfavorable foreign exchange related to the weakening of the U.S. dollar (-3.9%), higher supplies and maintenance (-1.7%) and a reduction of take or pay revenue in the United Kingdom (-1.7%), partially offset by prior years’ research and development investment tax credits in the quarter (0.8%), and the impact of higher volumes.

Selling, general and administrative expenses for the three months ended July 31, 2011 increased $5.6 million, or 21.5%, to $31.7 million, from $26.1 million for the three months ended July 31, 2010. The increase was primarily due to higher consulting fees related to our strategic and operational review and higher compensation expense. The unfavorable foreign exchange impact on selling, general and administrative expenses versus prior year is approximately $1.9 million.

Repositioning expenses for the three months ended July 31, 2011 decreased $0.5 million, or 20.8%, to $1.9 million, from $2.4 million for the three months ended July 31, 2010. The decrease was due to lower expenses in connection with the Caguas closure and consolidation in Puerto Rico.

Operating (loss) income for the three months ended July 31, 2011 decreased $12.1 million, or 205.1%, to a loss of $6.2 million (3.6% of revenues), from income of $5.9 million (3.6% of revenues) for the three months ended July 31, 2010 as a result of the factors discussed above.

Foreign Exchange Gains

Foreign exchange gain for the three months ended July 31, 2011 was $3.6 million, compared to $2.2 million for the three months ended July 31, 2010. The foreign exchange gain was primarily due to favorable hedging contracts in the Canadian operations and operating exposures. The favorable hedging contracts resulted in gains of $1.7 million for the three months ended July 31, 2011 compared to gains of $1.0 million for the three months ended July 31, 2010.

Refinancing Expenses

During the three months ended July 31, 2010, we incurred $0.3 million in connection with our refinancing activities, which included fees paid to advisors and other related costs.

Other (Income) Expense, Net

Other income for the three months ended July 31, 2011 was $5.6 million, compared to expenses of $0.4 million for the three months ended July 31, 2010. The increase of other income was primarily due to the final payout from the settlement of the insurance claim associated with water damage at our Swindon, U.K. facility, of which $6.0 million was recorded in other income.

Loss from Continuing Operations Before Income Taxes

We reported a loss from continuing operations before income taxes of $3.2 million for the three months ended July 31, 2011, compared to $1.0 million for the three months ended July 31, 2010. The operating items discussed above were the primary drivers of the year over year variance.

Income Taxes

Income taxes were a benefit of $2.7 million for the three months ended July 31, 2011, compared to an expense of $2.0 million for the three months ended July 31, 2010. The decrease in tax expense was primarily due to the mix of income and loss from our operating units.

Loss before Discontinued Operations and Loss Per Share from Continuing Operations

We recorded a loss before discontinued operations for the three months ended July 31, 2011 of $0.5 million, compared to a loss before discontinued operations of $3.0 million for the three months ended July 31, 2010. The loss per share from continuing operations for the three months ended July 31, 2011 was 0.4¢ compared to a loss of 2.3¢ for the three months ended July 31, 2010.

Loss and Loss Per Share from Discontinued Operations

Discontinued operations for the three months ended July 31, 2011 and 2010 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in “Note 2—Discontinued operations and plant consolidations.” The loss from discontinued operations for the three months ended July 31, 2011 was $0.2 million, or 0.2¢ per share, compared to a loss of less than $0.1 million, or 0.0¢ per share, for the three months ended July 31, 2010. On-going costs of discontinued operations relate to maintaining the Carolina building for sale.

Net Loss Attributable to Restricted Voting Shareholders and Loss Per Share

Net loss attributable to restricted voting shares for the three months ended July 31, 2011 was $0.7 million, or 0.6¢ per share, compared to a net loss of $3.0 million, or 2.3¢ per share, for the three months ended July 31, 2010.

The computation of net loss per share did not include 12,725,924 and 8,333,928 outstanding options in the nine months ended July 31, 2011 and 2010, respectively, because such options were anti-dilutive in nature.

Revenues and Adjusted EBITDA by Business Segment

The following discussion provides information regarding our business segments. References in this MD&A to “Adjusted EBITDA” are to income (loss) before discontinued operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive loss, refinancing expenses, gains and losses on sale of fixed assets, gain on extinguishment of debt, income taxes, asset impairment charges, depreciation and amortization and other income and expenses. “Adjusted EBITDA margin” is Adjusted EBITDA as a percentage of revenues.

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

A reconciliation of Adjusted EBITDA to (loss) income before discontinued operations is set forth below:

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
	$	$	$	$
Adjusted EBITDA	11.9	23.7	55.8	63.1
Depreciation and amortization	(12.6)	(13.2)	(40.8)	(39.5)
Repositioning expenses	(1.9)	(2.4)	(3.4)	(5.8)
Interest expense, net	(6.3)	(6.3)	(18.9)	(13.2)
Impairment charge	—	(2.1)	—	(3.4)
Gain (loss) on sale of fixed assets	0.1	—	(0.1)	(0.1)
Refinancing expenses	—	(0.3)	—	(12.0)
Benefit from (provision for) income taxes	2.7	(2.0)	(8.6)	8.4
Other income (expense), net	5.6	(0.4)	5.1	0.1

Loss before discontinued operations	(0.5)	(3.0)	(10.9)	(2.4)

The following provides certain information regarding our business segments for the three months ended July 31, 2011 and 2010:

	Three months ended July 31,
	2011	2010	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	72.9	62.7	10.2	16.3
Europe	65.8	67.5	(1.7)	2.5

Total Commercial Manufacturing	138.7	130.2	8.5	6.5
Pharmaceutical Development Services	34.0	33.1	0.9	2.7

Total Revenues	172.7	163.3	9.4	5.8

Adjusted EBITDA
Commercial Manufacturing
North America	9.3	6.6	2.7	40.9
Europe	2.2	11.3	(9.1)	80.5

Total Commercial Manufacturing	11.5	17.9	(6.4)	35.8
Pharmaceutical Development Services	9.3	11.3	(2.0)	17.7
Corporate Costs	(8.9)	(5.5)	3.4	61.8

Total Adjusted EBITDA	11.9	23.7	(11.8)	49.8

Commercial Manufacturing

Total CMO revenues for the three months ended July 31, 2011 increased $8.5 million, or 6.5%, to $138.7 million, from $130.2 million for the three months ended July 31, 2010. Had local currency exchange rates remained constant to the rates of the three months ended July 31, 2010, CMO revenues for the three months ended July 31, 2011 would have been approximately 0.2% higher than the same period of prior year.

North American CMO revenues for the three months ended July 31, 2011 increased $10.2 million, or 16.3%, to $72.9 million, from $62.7 million for the three months ended July 31, 2010. Had Canadian dollar exchange rates remained constant to the rates of the three months ended July 31, 2010, North American CMO revenues for the three months ended July 31, 2011 would have been approximately 15.6% higher than the same period of prior year. The increase was primarily due to new product launch volumes in Cincinnati, higher volumes in Toronto and increased worldwide demand for a customer’s product manufactured in our Puerto Rico facility.

European CMO revenues for the three months ended July 31, 2011 decreased $1.7 million, or 2.5%, to $65.8 million, from $67.5 million for the three months ended July 31, 2010. Had European currency exchange rates remained constant to the rates of the three months ended July 31, 2010, European CMO revenues for the three months ended July 31, 2011 would have been approximately 14.1% lower than the same period of prior year. The decrease was primarily due to the non-recurrence of take or pay revenue from the United Kingdom and lower current quarter sales in France and Italy.

Total CMO Adjusted EBITDA for the three months ended July 31, 2011 decreased $6.4 million, or 35.8%, to $11.5 million, from $17.9 million for the three months ended July 31, 2010. This represents an Adjusted EBITDA margin of 8.3% for the three months ended July 31, 2011 compared to 13.7% for the three months ended July 31, 2010. Had local currency exchange rates remained constant to the rates of the three months ended July 31, 2010 rates and after eliminating the impact of all foreign exchange gains and losses, CMO Adjusted EBITDA for the three months ended July 31, 2011 would have been approximately $0.5 million lower than reported.

North American Adjusted EBITDA for the three months ended July 31, 2011 increased $2.7 million, or 40.9%, to $9.3 million, from $6.6 million for the three months ended July 31, 2010. The increase was primarily driven by a $2.7 million Adjusted EBITDA improvement in Puerto Rico, improvements in Cincinnati of $0.8 million from a prior year R&D credit recorded in the third quarter of fiscal 2011 and foreign exchange gains of $0.5 million, partially offset by lower volumes in Whitby. North American CMO had $1.9 million in repositioning relating to the Puerto Rican operations in the three months ended July 31, 2011 that were not included in Adjusted EBITDA.

European Adjusted EBITDA for the three months ended July 31, 2011 decreased $9.1 million, or 80.5%, to $2.2 million, from $11.3 million for the three months ended July 31, 2010. This decrease was primarily due to top line weakness in the United Kingdom and France. European CMO has $6.0 million in insurance proceeds relating to U.K. operations that was recorded in other income and was not included in Adjusted EBITDA.

Pharmaceutical Development Services

Total PDS revenues for the three months ended July 31, 2011 increased by $0.9 million, or 2.7%, to $34.0 million, from $33.1 million for the three months ended July 31, 2010. Had the local currency rates remained constant to the three months ended July 31, 2010, PDS revenues for the three months ended July 31, 2011 would have been 0.3% lower than the same period of prior year.

Total PDS Adjusted EBITDA for the three months ended July 31, 2011 decreased by $2.0 million, or 17.7%, to $9.3 million, from $11.3 million for the three months ended July 31, 2010. Had local currencies remained constant to the rates of the three months ended July 31, 2010 and after eliminating the impact of all foreign exchange gains and losses, PDS Adjusted EBITDA for the three months ended July 31, 2011 would have been approximately $0.4 million higher than reported. PDS Adjusted EBITDA for the three months ended July 31, 2011 included $0.7 million of prior years’ research and development investment tax credits compared to $2.8 million in the same period of fiscal 2010. In addition, lower than expected sales at certain sites resulting from project cancellations during the second quarter of fiscal 2011 related to customer regulatory approvals, clinical trial outcome issues, and industry consolidation contributed to the reduction in Adjusted EBITDA.

Corporate Costs

Corporate costs for the three months ended July 31, 2011 increased $3.4 million, or 61.8%, to $8.9 million, from $5.5 million for the three months ended July 31, 2010 primarily due to higher consulting fees related to our strategic and operational review and higher compensation expense.

Nine Months Ended July 31, 2011 Compared to Nine Months Ended July 31, 2010

	Nine months ended July 31,
	2011	2010	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	518.4	493.5	24.9	5.0
Cost of goods sold	416.1	391.3	24.8	6.3

Gross profit	102.3	102.2	0.1	0.1
Selling, general and administrative expenses	84.3	82.1	2.2	2.7
Repositioning expenses	3.4	5.8	(2.4)	41.4

Operating income	14.6	14.3	0.3	2.1
Interest expense, net	18.9	13.2	5.7	43.2
Impairment charge	—	3.4	(3.4)	100.0
Foreign exchange loss (gain)	3.2	(3.5)	(6.7)	191.4
Loss on sale of fixed assets	0.1	0.1	—	—
Refinancing Expenses	—	12.0	(12.0)	100.0
Other (income) expense, net	(5.3)	(0.1)	5.2	5,200.0

Loss from continuing operations before income taxes	(2.3)	(10.8)	8.5	78.7
Provision for (benefit from) income taxes	8.6	(8.4)	(17.0)	202.4

Loss before discontinued operations	(10.9)	(2.4)	(8.5)	354.2
Loss from discontinued operations	(0.5)	(0.8)	(0.3)	37.5

Net loss attributable to restricted voting shareholders	(11.4)	(3.2)	(8.2)	256.3

Operating Income Summary

Revenues for the nine months ended July 31, 2011 increased $24.9 million, or 5.0%, to $518.4 million, from $493.5 million for the nine months ended July 31, 2010. Excluding currency fluctuations, revenues for the nine months ended July 31, 2011 would have been approximately 3.7% higher than the same period of prior year. CMO revenues for the nine months ended July 31, 2011 increased $25.3 million, or 6.3%, to $425.8 million, from $400.5 million for the nine months ended July 31, 2010. PDS revenues for the nine months ended July 31, 2011 decreased $0.4 million, or 0.4%, to $92.6 million, from $93.0 million for the nine months ended July 31, 2010.

Gross profit for the nine months ended July 31, 2011 increased $0.1 million, or 0.1%, to $102.3 million, from $102.2 million for the nine months ended July 31, 2010. The increase in gross profit was due to higher revenue partially offset by a decrease in gross profit margin to 19.7% for the nine months ended July 31, 2011 from 20.7% for the nine months ended July 31, 2010. The decrease in gross profit margin was due to unfavorable foreign exchange impact on cost of goods sold related to the weakening of the U.S. dollar (-1.8%), increase in supplies and maintenance (-1.2%), increase in inventory reserves (-0.5%), increased depreciation expenses from accelerated depreciation in Puerto Rico (-0.6%) and the impact of prior years’ research and development investment tax credits (-1.0%), partially offset by favorable mix resulting from the reservation fee related to the amended manufacturing and supply agreement in the United Kingdom and higher deferred revenue amortization at our Swindon facility.

Selling, general and administrative expenses for the nine months ended July 31, 2011 increased $2.2 million, or 2.7%, to $84.3 million, from $82.1 million for the nine months ended July 31, 2010. The increase was primarily due to higher legal and consulting fees of $2.4 million, higher costs related to the former CEO’s severance of $1.1 million and higher stock based compensation of $1.1 million, partially offset by costs associated with the special committee of independent directors (the “Special Committee”) of $3.0 million for the nine months ended July 31, 2010. Included in the numbers above was an unfavorable foreign exchange impact versus prior year of approximately $2.6 million.

Repositioning expenses for the nine months ended July 31, 2011 decreased $2.4 million, or 41.4%, to $3.4 million, from $5.8 million for the nine months ended July 31, 2010. The decrease was due to lower expenses in connection with the Caguas closure and consolidation in Puerto Rico during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010, as the prior period included the initial project accruals.

Operating income for the nine months ended July 31, 2011 increased $0.3 million, or 2.1%, to $14.6 million (2.8% of revenues), from $14.3 million (2.9% of revenues) for the nine months ended July 31, 2010 as a result of the factors discussed above.

Interest Expense

Interest expense for the nine months ended July 31, 2011 increased $5.7 million, or 43.2%, to $18.9 million, from $13.2 million for the nine months ended July 31, 2010. The increase in interest expense primarily reflects the higher interest rates on the Notes versus the rates of our previous debt, as well as overall higher debt levels.

Impairment Charge

During the nine months ended July 31, 2010, we recorded an impairment charge of $3.4 million in connection with the consolidation of our Puerto Rico operations into our manufacturing site located in Manati. This charge wrote down the carrying value of the Caguas facility’s long-lived assets to their anticipated fair value upon closure of the facility.

Foreign Exchange Losses (Gains)

Foreign exchange loss for the nine months ended July 31, 2011 was $3.2 million, compared to a gain of $3.5 million for the nine months ended July 31, 2010. The foreign exchange loss was primarily due to the overall strengthening of the Canadian dollar against the U.S. dollar, partially offset by favorable hedging contracts in the Canadian operations during the nine months ended July 31, 2011. Prior year gains were primarily from hedging and operational exposure.

Refinancing Expenses

During the nine months ended July 31, 2010, we incurred expenses of $12.0 million in connection with our refinancing activities, which included fees paid to advisors and other related costs.

Other (Income) Expense, Net

Other income for the nine months ended July 31, 2011 was $5.3 million, compared to $0.1 million for the nine months ended July 31, 2010. The increase of other income was primarily due to the final payout from the settlement of the insurance claim associated with water damage at our Swindon, U.K. facility, of which $6.0 million was recorded in other income.

Loss from Continuing Operations Before Income Taxes

We reported a loss from continuing operations before income taxes of $2.3 million for the nine months ended July 31, 2011, compared to a loss of $10.8 million for the nine months ended July 31, 2010. The $12.0 million of refinancing expenses during the nine months ended July 31, 2010, along with the other operating items discussed above, were the primary drivers of the year over year variance.

Income Taxes

Income taxes were an expense of $8.6 million for the nine months ended July 31, 2011, compared to a benefit of $8.4 million for the nine months ended July 31, 2010. The increase in tax expense for the period was primarily due to the benefit in fiscal 2010 of releasing $13.8 million of the valuation allowance pertaining to future tax assets in our Canadian operations and additional tax expense in fiscal 2011 due to book versus tax treatment of foreign exchange gains in Canada (resulting from the change in functional currency of a division of the Canadian corporate entity to U.S. dollars as disclosed in the third quarter of fiscal 2010).

Loss before Discontinued Operations and Loss Per Share from Continuing Operations

We recorded a loss before discontinued operations for the nine months ended July 31, 2011 of $10.9 million, compared to a loss before discontinued operations of $2.4 million for the nine months ended July 31, 2010. The loss per share from continuing operations for the nine months ended July 31, 2011 was 8.4¢ compared to a loss per share of 1.9¢ for the nine months ended July 31, 2010.

Loss and Loss Per Share from Discontinued Operations

Discontinued operations for the nine months ended July 31, 2011 and 2010 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in “Note 2—Discontinued operations, assets held for sale, and plant consolidations.” The loss from discontinued operations for the nine months ended July 31, 2011 was $0.5 million, or 0.4¢ per share, compared to a loss of $0.8 million, or 0.6¢ per share, for the nine months ended July 31, 2010. On-going costs of discontinued operations relate to maintaining the Carolina building for sale.

Net Loss, Loss Attributable to Restricted Voting Shareholders and Loss Per Share

Net loss attributable to restricted voting shares for the nine months ended July 31, 2011 increased $8.2 million, to $11.4 million, or 8.8¢ per share, from $3.2 million, or 2.5¢ per share, for the nine months ended July 31, 2010. Because we reported a loss for the nine months ended July 31, 2011 and 2010, there is no impact of dilution.

Revenues and Adjusted EBITDA by Business Segment

	Nine months ended July 31,
	2011	2010	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	197.8	187.4	10.4	5.5
Europe	228.0	213.1	14.9	7.0

Total Commercial Manufacturing	425.8	400.5	25.3	6.3
Pharmaceutical Development Services	92.6	93.0	(0.4)	0.4

Total Revenues	518.4	493.5	24.9	5.0

Adjusted EBITDA
Commercial Manufacturing
North America	11.0	13.6	(2.6)	19.1
Europe	53.1	32.1	21.0	65.4

Total Commercial Manufacturing	64.1	45.7	18.4	40.3
Pharmaceutical Development Services	20.0	35.8	(15.8)	44.1
Corporate Costs	(28.3)	(18.4)	9.9	53.8

Total Adjusted EBITDA	55.8	63.1	(7.3)	11.6

Commercial Manufacturing

Total CMO revenues for the nine months ended July 31, 2011 increased $25.3 million, or 6.3%, to $425.8 million, from $400.5 million for the nine months ended July 31, 2010. Had local currency exchange rates remained constant to the rates of the nine months ended July 31, 2010, CMO revenues for the nine months ended July 31, 2011 would have been approximately 4.9% higher than the same period of prior year.

North American CMO revenues for the nine months ended July 31, 2011 increased $10.4 million, or 5.5%, to $197.8 million, from $187.4 million for the nine months ended July 31, 2010. Had Canadian dollar exchange rates remained constant to the rates of the nine months ended July 31, 2010, North American CMO revenues for the nine months ended July 31, 2011 would have been approximately 5.1% higher than the same period of prior year. The increase was primarily due to new product launch volumes in Cincinnati, higher volumes in Toronto and increased worldwide demand for a customer’s product manufactured in our Puerto Rico facility.

European CMO revenues for the nine months ended July 31, 2011 increased $14.9 million, or 7.0%, to $228.0 million, from $213.1 million for the nine months ended July 31, 2010. Had European currencies remained constant to the rates of the nine months ended July 31, 2010, European CMO revenues for the nine months ended July 31, 2011 would have been approximately 4.8% higher than the same period of prior year. The increase was primarily due to higher revenues in the United Kingdom from the reservation fee related to the amended manufacturing and supply agreement and accelerated deferred revenue versus take-or-pay revenue in the prior year, partially offset by lower revenues across other sites.

Total CMO Adjusted EBITDA for the nine months ended July 31, 2011 increased $18.4 million, or 40.3%, to $64.1 million, from $45.7 million for the nine months ended July 31, 2010. This represents an Adjusted EBITDA margin of 15.1% for the nine months ended July 31, 2011 compared to 11.4% for the nine months ended July 31, 2010. Had local currencies remained constant to prior year rates, and after eliminating the impact of all foreign exchange gains and losses, CMO Adjusted EBITDA for the nine months ended July 31, 2011 would have been approximately $6.1 million higher.

North American Adjusted EBITDA for the nine months ended July 31, 2011 decreased $2.6 million, or 19.1%, to $11.0 million, from $13.6 million for the nine months ended July 31, 2010. The decrease was primarily driven by Cincinnati due to prior year recognition of accelerated deferred revenue of $4.2 million, and foreign exchange losses of $4.1 million as a result of the weakening of the U.S. dollar against the Canadian dollar. These were partially offset by a $4.6 million Adjusted EBITDA improvement in Puerto Rico and higher volumes in Toronto. North American CMO had $3.4 million in repositioning relating to the Puerto Rican operations in the nine months ended July 31, 2011 that were not included in Adjusted EBITDA.

European Adjusted EBITDA for the nine months ended July 31, 2011 increased $21.0 million, or 65.4%, to $53.1 million, from $32.1 million for the nine months ended July 31, 2010. This increase was primarily due to the recognition of the reservation fee related to the amended manufacturing and supply agreement in the United Kingdom and associated deferred revenue amortization, partially offset by lower revenue across other European sites. European CMO has $6.0 million in insurance proceeds relating to the U.K. operations that was recorded in other income and was not included in Adjusted EBITDA.

Pharmaceutical Development Services

Total PDS revenues for the nine months ended July 31, 2011 decreased by $0.4 million, or 0.4%, to $92.6 million, from $93.0 million for the nine months ended July 31, 2010. Had the local currency rates remained constant to the nine months ended July 31, 2010, PDS revenues for the nine months ended July 31, 2011 would have decreased approximately 1.5% from the same period of fiscal 2010.

Total PDS Adjusted EBITDA for the nine months ended July 31, 2011 decreased by $15.8 million, or 44.1%, to $20.0 million, from $35.8 million for the nine months ended July 31, 2010. Had local currencies remained constant to the rates of the prior year and after eliminating the impact of all foreign exchange gains and losses, PDS Adjusted EBITDA for the nine months ended July 31, 2011 would have been approximately $1.7 million higher than reported. PDS Adjusted EBITDA for the nine months ended July 31, 2011 includes $1.4 million of research and development investment tax credits compared to $7.2 million in the same period of fiscal 2010. In addition, lower than expected sales at certain sites resulting from project cancellations related to customer regulatory approvals, clinical trial outcome issues, and industry consolidation contributed to the reduction in Adjusted EBITDA.

Corporate Costs

Corporate costs for the nine months ended July 31, 2011 increased $9.9 million, or 53.8%, to $28.3 million, from $18.4 million for the nine months ended July 31, 2010. The increase was primarily due to unfavorable foreign exchange of $5.2 million, $2.4 million of higher advisor fees due to registration with the SEC and corporate strategy initiatives, expenses related to the change in our CEO of $2.0 million and higher compensation expenses. These were partially offset by the non-recurrence of $3.0 million in Special Committee costs booked in fiscal 2010.

Liquidity and Capital Resources

Overview

Cash and cash equivalents totaled $39.5 million at July 31, 2011 and $53.5 million at October 31, 2010. Our total debt was $275.5 million at July 31, 2011 and $278.3 million at October 31, 2010.

Our primary source of liquidity is cash flow from operations. Historically, we have also used availability under our asset-based revolving credit facility (the “ABL”) for any additional cash needs. Our principal uses of cash have been for operating expenditures, capital expenditures, repositioning expenditures, debt servicing requirements, and employee benefit obligations. We expect cash flow from operations, cash on hand and borrowing under our current ABL to be sufficient to fund our existing level of operating expenses, capital expenditures, and interest expense for the foreseeable future.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$
Cash provided by (used in) operating activities of continuing operations	11.5	(6.0)	12.2	39.9
Cash (used in) provided by operating activities of discontinued operations	(0.1)	0.3	(0.5)	(0.8)

Cash provided by (used in) operating activities	11.4	(5.7)	11.7	39.1
Cash used in investing activities of continuing operations	(10.1)	(13.5)	(30.9)	(34.0)
Cash provided by (used in) financing activities	3.3	3.4	(0.1)	33.4
Other	(4.4)	(3.0)	5.3	(3.8)

Net increase (decrease) in cash and cash equivalents during the period	0.2	(18.8)	(14.0)	34.7

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities from continuing operations for the three months ended July 31, 2011 increased $17.5 million to cash provided of $11.5 million, from a cash usage of $6.0 million for the three months ended July 31, 2010. The increase includes $12.0 million from the insurance claim settlement received in the third quarter of fiscal 2011, an increase in deferred revenue (customer funding for capital) in Cincinnati of $3.8 million and better usage of working capital from higher payables partially offset by receivables. These were partially offset by a voluntary pension contribution in the United Kingdom of $4.9 million and lower cash generated from operations.

Cash provided by operating activities from continuing operations for the nine months ended July 31, 2011 decreased $27.7 million, or 69.4%, to $12.2 million, from $39.9 million for the nine months ended July 31, 2010. Prior year cash contributions included take or pay receipts in our Swindon operations of $53.1 million versus $29.3 million received from the reservation fee related to the amended manufacturing and supply agreement in the United Kingdom in fiscal 2011. The nine months ended July 31, 2011 also included $3.4 million of higher working capital expenditures, the previously disclosed voluntary pension contribution in the U.K., and lower cash from operations, partially offset by $14.0 million from the insurance claim settlement.

Cash (used in) provided by operating activities from discontinued operations for the three months ended July 31, 2011 decreased $0.4 million, or 133.3%, to a cash usage of $0.1 million, from a cash source of $0.3 million for the three months ended July 31, 2010. The increase in cash outflow for the three months ended July 31, 2011 was due to costs related to the utilities, insurance and maintenance of the Carolina facility while it is in the process of being sold and the cash proceeds from a license sale of intellectual property in Puerto Rico in the nine months ended July 31, 2010.

Cash used in operating activities from discontinued operations for the nine months ended July 31, 2011 decreased $0.3 million, or 37.5%, to $0.5 million, from $0.8 million for the nine months ended July 31, 2010. The decrease in cash outflow for the nine months ended July 31, 2011 was due to lower costs related to utilities, insurance and maintenance of the Carolina facility while it is in the process of being sold.

Cash Used in Investing Activities

The following table summarizes the cash used in investing activities for the periods indicated:

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$
Total additions to capital assets	(10.2)	(13.5)	(31.2)	(32.9)
Proceeds on sale of capital assets	0.1	—	0.3	—
Net increase in investments	—	—	—	(0.9)
Investment in intangibles	—	—	—	(0.2)

Cash used in investing activities of continuing operations	(10.1)	(13.5)	(30.9)	(34.0)

Cash used in investing activities	(10.1)	(13.5)	(30.9)	(34.0)

Cash used in investing activities from continuing operations for the three months ended July 31, 2011 decreased $3.4 million, or 25.2%, to $10.1 million, from $13.5 million for the three months ended July 31, 2010. The decrease is primarily due to lower capital expenditures in Puerto Rico and recovery of capital expenditures from the insurance settlement in the United Kingdom, partially offset by client project related capital expenditures in Cincinnati.

Cash used in investing activities from continuing operations for the nine months ended July 31, 2011 decreased $3.1 million, or 9.1%, to $30.9 million, from $34.0 million for the nine months ended July 31, 2010. The decrease was primarily due to lower capital expenditures in Puerto Rico in fiscal 2011 and the non-recurrence of cash contributions in two Italian companies (BSP Pharmaceuticals) in fiscal 2010, partially offset by higher client project related capital expenditures in Cincinnati.

Our principal ongoing investment activities are project-related and sustaining capital programs at our network of sites. The majority of our capital allocation is normally invested in project-related programs, which are defined as outlays that will generate growth in capacity and revenues, while sustaining expenditures related to the preservation of existing assets and capacity.

Cash Provided by (Used in) Financing Activities

The following table summarizes the cash provided by (used in) financing activities for the periods indicated:

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
(in millions of U.S. dollars)	$	$	$	$
Increase (decrease) in short-term borrowings	3.5	3.5	1.3	(9.1)
Increase in long-term debt	6.0	2.0	6.0	288.9
Repayment of long-term debt	(6.2)	(2.1)	(7.4)	(246.4)

Cash provided by (used in) financing activities of continuing operations	3.3	3.4	(0.1)	33.4

Cash provided by (used in) financing activities	3.3	3.4	(0.1)	33.4

Cash provided by financing activities for the three months ended July 31, 2011 was $3.3 million compared to cash provided of $3.4 million for the three months ended July 31, 2010.

Cash (used in) provided by financing activities for the nine months ended July 31, 2011 decreased $33.5 million, or 100.3%, to a cash usage of $0.1 million, from a source of cash of $33.4 million for the nine months ended July 31, 2010, primarily due to the refinancing in the second quarter of fiscal 2010.

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

Financing Ratios

Total interest-bearing debt at July 31, 2011 was $275.5 million, $2.8 million lower than at October 31, 2010. At July 31, 2011, our consolidated ratio of interest-bearing debt to shareholders’ equity was 94.8%, compared to 101.9% at October 31, 2010.

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

Recent Accounting Pronouncements

See “Note 1—Accounting policies—Recently issued accounting pronouncements” and “Note 12—Additional disclosure required under U.S. Generally Accepted Accounting Principles—Impact of new and pending U.S. GAAP accounting standards” to our consolidated financial statements beginning on page 1 of this quarterly report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Critical Accounting Policies and Estimates

For information about our critical accounting estimates, see “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” beginning on page 53 of our Form 10.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our expectations regarding our future growth, results of operations, performance (both operational and financial) and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. Wherever possible, words such as “plans,” “expects,” or “does not expect,” “forecasts,” “anticipates” or “does not anticipate,” “believes,” “intends” and similar expressions or statements that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved have been used to identify these forward-looking statements. Although the forward-looking statements contained in this quarterly report on Form 10-Q reflect our current assumptions based upon information currently available to us and based upon what we believe to be reasonable assumptions, we cannot be certain that actual results will be consistent with these forward-looking statements. Our current material assumptions include assumptions related to customer volumes, regulatory compliance and foreign exchange rates. Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to international operations and foreign currency fluctuations; customer demand for our services; regulatory matters affecting manufacturing and pharmaceutical development services; impacts of acquisitions, divestitures and restructurings; implementation of our new corporate strategy; the global economic environment; our exposure to complex production issues; our substantial financial leverage; interest rate risks; potential environmental, health and safety liabilities; credit and customer concentration; competition; rapid technological change; product liability claims; intellectual property; significant shareholder; supply arrangements; pension plans; derivative financial instruments; and our dependence upon key management, scientific and technical personnel. These and other risks are described in greater detail in “Item 1A. Risk Factors” of this Form 10-Q and our Form 10. Although we have attempted to identify important risks and factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors and risks that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. These forward-looking statements are made as of the date of this quarterly report on Form 10-Q, and except as required by law, we assume no obligation to update or revise them to reflect new events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our business is conducted in several currencies—Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations and Euros, U. S. dollars and British Sterling for our European operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities’ costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In the nine months ended July 31, 2011, approximately 90% of the revenues and 10% of the operating expenses of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on our current U.S. denominated net inflows, for each 10% change in the Canadian-U.S. dollar exchange rate, the impact on annual pre-tax income, excluding any hedging activities, would be approximately $8.9 million.

To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of July 31, 2011, we had entered into 126 foreign exchange forward contracts and collars covering approximately 80% of our Canadian-U.S. dollar cash flow exposures for fiscal 2011 and had one forward exchange forward contracts covering our Euro-U.S. dollar cash flow. See “Note 8—Financial instruments and risk management” to our unaudited consolidated financial statements. We do not hedge any of our other foreign exchange exposures. Our foreign exchange forward contracts and collars mature at various dates through January 2013 and have an aggregate fair value of $121.5 million. As of July 31, 2011, an adverse exchange rate movement of 10% against our foreign exchange forward contracts and collars would result in a pre-tax loss of approximately $12.2 million.

Interest Rate Risk

As of July 31, 2011, our long-term debt consisted of the Notes, which have an aggregate principal amount of $280 million and bear interest at a fixed rate, and the $75 million ABL, which bears interest at a variable rate. As of July 31, 2011, we had not borrowed any amounts under the ABL. Assuming a fully drawn ABL and a 100 basis point increase in applicable interest rates, our interest expense, net, would increase by $0.75 million on an annual basis.

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

Impact of the March 2011 Disaster in Japan

We are currently assessing the potential impact of the March 2011 disaster in Japan and its aftermath on our supply chain and operations in Japan for the remainder of 2011. These events did not have a material impact on our net sales, operating profit and supply chain in the second or third quarters of fiscal 2011. However, any sustained supply chain disruption involving multiple customers or vendors resulting from the disaster in Japan could have material adverse effects on our result of operations.

Failure to successfully implement our new corporate strategy or realize the expected benefits from this strategy could adversely affect our business and results of operations.

Our Board of Directors recently reviewed and approved a new corporate strategy for our company that is focused on improving the performance of our core operations. This new corporate strategy includes, among other things, assessing our global footprint, accelerating our operational excellence programs for our CMO and PDS segments, and continuing the evolution of our existing commercial sites into centers of excellence that focus on specific technologies or production types.

We have incurred and will likely continue to incur expenses in connection with the design, review and implementation of our new corporate strategy, and these expenses may exceed our estimates, may be significant and could materially adversely impact our financial performance.

We have based the design of our new corporate strategy on certain assumptions regarding our business, markets, cost structures and customers. If our assumptions are incorrect, we may be unable to fully implement our new corporate strategy and, even if fully implemented, our new corporate strategy may not yield the benefits that we expect. For example, our new corporate strategy may involve the acquisition or disposition of assets, which we may not be able to consummate in a timely manner, on terms acceptable to us or at all, or which may not achieve the benefits or cost savings we anticipate. If we do not effectively manage our new corporate strategy, instead of resulting in growth for and enhanced value to our company, our new strategy may cause us to experience operational issues and expose us to operational and regulatory risk, each of which could have material adverse effects on our reputation, business, financial condition and results of operations.

In addition to the other information set forth in this report, when evaluating our business, investors should carefully consider the risk factors discussed in Item 1A. “Risk Factors” in our Form 10.

Item 5.	Other Information

On June 9, 2011, the Compensation and Human Resources Committee of our Board of Directors (our “CHR Committee”) adopted the Patheon Group’s Leadership Incentive Plan (the “Leadership Incentive Plan”) to provide cash incentives for executive officers and certain other members of management for their contributions to our success.

Under the Leadership Incentive Plan, participants become eligible for bonus payouts based on the achievement of corporate and individual performance objectives. The CHR Committee approved the corporate performance objectives for each executive officer, the corporate performance objectives for other plan participants by functional area, and the individual performance objectives for our CEO. Individual performance objectives for executive officers other than our CEO were approved by our CEO, while those of plan participants other than executive officers were approved by the individual participant’s supervisor. Each particular performance objective has three possible levels of achievement (minimum, target and maximum) that correspond to three levels of payouts, ranging from 0% up to 175% (depending on the plan participant) of the target payout for that particular objective. Achievement between levels (e.g., between minimum and target) will be interpolated on a linear basis.

Each participant’s target award is equal to his or her earned base pay (less certain benefit amounts), multiplied by the incentive target level, which level is determined on an individual basis as a percentage of base pay. Provided that all necessary conditions for payout have been met, each participant’s payout will equal the participant’s target award multiplied by the total achievement of the participant’s designated weighted objectives.

All payouts are contingent upon us achieving 90% of target Corporate Adjusted EBITDA, which is defined as income (loss) before discontinued operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive loss, refinancing expenses, gains and losses on sale of fixed assets, gain on extinguishment of debt, income taxes, asset impairment charges, depreciation and amortization and other income and expenses, with additional adjustments for foreign currency exchange differences versus budgeted exchange rates and other one-time non-operating gains or losses. In addition, each individual’s payout is contingent upon such individual receiving threshold performance ratings.

The foregoing summary is qualified in its entirety by reference to the Leadership Incentive Plan, a copy of which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2011

PATHEON INC.

By:	/s/ JAMES C. MULLEN	By:	/s/ ERIC W. EVANS
	James C. Mullen		Eric W. Evans
	Chief Executive Officer		Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	The Patheon Group’s Leadership Incentive Plan.				X

10.2	2011 Amended and Restated Incentive Stock Option Plan.				X

10.3	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Michael E. Lytton effective May 9, 2011.				X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X