Form 10-Q
period 2012-01-31
PATHEON INC
filed 2012-03-09
CIK 1400431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-54283
________________________________________
PATHEON INC.
(Exact name of registrant as specified in its charter)
 _________________________________________

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Patheon Pharmaceuticals Services Inc. 4721 Emperor Boulevard, Suite 200 Durham, NC	27703
(Address of principal executive offices)	(Zip Code)
919-226-3200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 7, 2012, the registrant had 129,167,926 restricted voting shares outstanding.

Patheon Inc.

Item 1.        Financial Statements

Patheon Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of January 31, 2012	As of October 31, 2011
(in millions of U.S. dollars)	$	$
Assets
Current
Cash and cash equivalents	32.5	33.4
Accounts receivable	125.0	158.0
Inventories	83.0	81.8
Income taxes receivable	9.0	3.1
Prepaid expenses and other	12.8	10.7
Future tax assets - short-term	8.1	8.1
Total current assets	270.4	295.1
Capital assets	458.6	474.2
Deferred financing costs	5.7	6.2
Future tax assets	39.0	39.1
Goodwill	3.4	3.5
Investments	5.2	5.3
Long-term assets held for sale	0.2	0.2
Other long-term assets	1.6	1.0
Total assets	784.1	824.6
Liabilities and shareholders’ equity
Current
Short-term borrowings	3.1	6.1
Accounts payable and accrued liabilities	176.8	181.5
Deferred revenues - short-term	9.7	8.8
Current portion of long-term debt	0.9	1.1
Total current liabilities	190.5	197.5
Long-term debt	280.0	280.1
Deferred revenues	28.4	27.7
Future tax liabilities	26.8	27.9
Other long-term liabilities	51.4	53.7
Total liabilities	577.1	586.9
Shareholders’ equity
Restricted voting shares	572.0	571.9
Contributed surplus	14.5	13.5
Deficit	(391.3)	(371.9)
Accumulated other comprehensive income	11.8	24.2
Total shareholders’ equity	207.0	237.7
Total liabilities and shareholders’ equity	784.1	824.6
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended January 31,
	2012	2011
(in millions of U.S. dollars, except loss per share)	$	$
Revenues	153.9	175.7
Cost of goods sold	139.5	133.5
Gross profit	14.4	42.2
Selling, general and administrative expenses	34.5	27.8
Repositioning expenses	0.8	0.9
Operating (loss) income	(20.9)	13.5
Interest expense, net	6.5	6.3
Foreign exchange (gain) loss	(0.3)	0.6
Other (income) expense, net	(0.1)	0.2
(Loss) income from continuing operations before income taxes	(27.0)	6.4
(Benefit from) provision for income taxes	(7.7)	2.7
(Loss) income before discontinued operations	(19.3)	3.7
Loss from discontinued operations	(0.1)	(0.2)
Net (loss) income attributable to restricted voting shareholders	(19.4)	3.5
Basic and diluted (loss) income per share
From continuing operations	($0.149)	$0.029
From discontinued operations	($0.001)	($0.002)
	($0.150)	$0.027
Average number of shares outstanding during period - basic and diluted (in thousands)	129,168	129,168
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of U.S. dollars)	Restricted Voting Shares	Contributed Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at October 31, 2011	$571.9	$13.5	$(371.9)	$24.2	$237.7
Stock-based compensation		1.0			1.0
Comprehensive income (loss):
Net loss attributable to restricted voting shareholders			(19.4)		(19.4)
Foreign currency translation adjustments	0.1				0.1
Change in foreign currency gains on investments in subsidiaries, net of hedging activities				(12.4)	(12.4)
Change in value of derivatives designated as foreign currency cash flow hedges				(0.1)	(0.1)
Losses on foreign currency hedges reclassified to consolidated statement of loss				0.2	0.2
Amortization of pension related costs, net of tax				(0.1)	(0.1)
Subtotal					(30.7)
Balance at January 31, 2012	$572.0	$14.5	$(391.3)	$11.8	$207.0
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended January 31,
	2012	2011
(in millions of U.S. dollars)	$	$
Operating activities
(Loss) income before discontinued operations	(19.3)	3.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	10.6	14.9
Non-cash interest	0.3	0.3
Change in other long-term assets and liabilities	(0.5)	(1.3)
Future income taxes	(0.9)	7.2
Amortization of deferred revenues	(2.4)	(22.6)
Stock-based compensation expense	1.0	0.1
	(11.2)	2.3
Net change in non-cash working capital balances related to continuing operations	16.1	(9.2)
Increase in deferred revenues	5.3	14.2
Cash provided by operating activities of continuing operations	10.2	7.3
Cash used in operating activities of discontinued operations	(0.3)	(0.2)
Cash provided by operating activities	9.9	7.1
Investing activities
Additions to capital assets	(6.5)	(9.8)
Cash used in investing activities	(6.5)	(9.8)
Financing activities
Decrease in short-term borrowings	(2.7)	(1.3)
Repayment of long-term debt	(0.2)	(0.1)
Cash used in financing activities	(2.9)	(1.4)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.4
Net decrease in cash and cash equivalents during the period	(0.9)	(3.7)
Cash and cash equivalents, beginning of period	33.4	53.5
Cash and cash equivalents, end of period	32.5	49.8
see accompanying notes

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

1.    Accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared by Patheon Inc. (the “Company” or “Patheon”) in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2012 (“fiscal 2012”). These consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2011 (“fiscal 2011”).
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenue and expenses in the reporting period. Management believes that the estimates and assumptions used in preparing its consolidated financial statements are reasonable and prudent, however, actual results could differ from those estimates.
Changes in accounting policy
The Company historically prepared its consolidated financial statements in conformity with accounting principles generally accepted in Canada and provided a supplemental reconciliation to U.S. GAAP. Effective November 1, 2011, the Company adopted U.S. GAAP as the reporting standard for its consolidated financial statements. These unaudited consolidated interim financial statements, including related notes, have therefore been prepared in accordance with U.S. GAAP. All comparative financial information contained herein has been recast to reflect the Company's results as if the Company had historically reported in accordance with U.S. GAAP. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.
Recently issued accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP” (“ASU 2011-05”). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. Other than a change in presentation, the Company does not expect the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires enhanced disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The Company does not expect this ASU would have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends U.S. GAAP ASC 350, “Intangible Assets—Goodwill and Other.” Under this new ASU, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect this ASU would have a material impact on its consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU modifies the existing standards to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect this ASU would have a material impact on its consolidated financial statements.

2.    Discontinued operations and plant consolidations
Puerto Rico
The Company announced on December 10, 2009 its plan to consolidate its Puerto Rico operations into its manufacturing site located in Manati and ultimately close or sell its plant in Caguas. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand, an offer received in the fiscal year ended October 31, 2010 (“fiscal 2010”) to purchase the facility was rescinded. The transition will continue beyond the end of calendar year 2012, and the Company now estimates the total project repositioning expenses to be $13.2 million, of which an additional $0.8 million was booked in the three months ended January 31, 2012. The consolidation also results in additional accelerated depreciation of Caguas assets of approximately $12.0 million over the life of the project. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations.
The results of discontinued operations for the Company's Carolina facility (which the Company closed effective January 31, 2009, and sold February 17, 2012 for a nominal amount) for the three months ended January 31, 2012 and 2011 are as follows:

	Three months ended January 31,
	2012	2011
	$	$
Revenues	—	—
Cost of goods sold	—	—
Gross loss	—	—
Selling, general and administrative expenses	0.1	0.2
Operating loss	(0.1)	(0.2)
Loss before income taxes	(0.1)	(0.2)
Net loss for the period	(0.1)	(0.2)

3.    Supplemental balance sheet information

Inventories

Inventories consisted of the following as of January 31, 2012 and October 31, 2011:

	January 31, 2012	October 31, 2011
	$	$
Raw materials, packaging components and spare parts	53.6	53.0
Work-in-process	29.4	28.8
	83.0	81.8
Accounts payable and accrued liabilities
The following is the breakdown of accounts payable and accrued liabilities:

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	January 31, 2012	October 31, 2011
	$	$
Trade payables	90.9	102.2
Interest payable	7.1	1.0
Accrued salaries and related expenses	45.5	44.0
Customer deposits	18.1	17.9
Other accruals	15.2	16.4
	176.8	181.5

4.    Preferred shares and restricted voting shares
The following table summarizes information regarding the Company’s outstanding preferred shares, restricted voting shares and restricted voting share stock options as of January 31, 2012:

	Outstanding	Exercisable
Class I preferred shares series D	150,000	N/A
Restricted voting shares	129,167,926	N/A
Restricted voting share stock options	10,755,509	2,304,709

5.    Segmented information
The Company is organized and managed in two business segments: commercial manufacturing and pharmaceutical development services (“PDS”). These segments are organized around the service activities provided to the Company’s customers.

	As of and for the three months ended January 31, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	122.8	31.1	—	153.9
Adjusted EBITDA	(1.6)	3.9	(11.5)	(9.2)
Total assets	611.5	72.2	100.4	784.1
Depreciation	9.1	1.3	0.2	10.6
Goodwill	3.4	—	—	3.4
Capital expenditures	5.3	1.1	0.1	6.5

	As of and for the three months ended January 31, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	148.7	27.0	—	175.7
Adjusted EBITDA	35.6	2.6	(9.5)	28.7
Total assets	651.0	71.3	86.2	808.5
Depreciation	13.2	1.4	0.3	14.9
Goodwill	3.5	—	—	3.5
Capital expenditures	7.0	2.8	—	9.8
Cash and cash equivalents as well as future tax assets are considered to be part of “Corp. & Other” in the breakout of total assets shown above. The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as income (loss) before discontinued operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive loss, refinancing expenses, gains and losses on sale of fixed assets, gain on

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

extinguishment of debt, income taxes, asset impairment charges, depreciation and amortization and other income and expenses. The Company has included Adjusted EBITDA because it believes that this measure is used by certain investors to assess the Company's financial performance before non-cash charges and certain costs that it does not believe are reflective of its underlying business. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Below is a reconciliation of Adjusted EBITDA to its closest U.S. GAAP measure.

	Three months ended January 31,
	2012	2011
	$	$
Total Adjusted EBITDA	(9.2)	28.7
Depreciation and amortization	(10.6)	(14.9)
Repositioning expenses	(0.8)	(0.9)
Interest expense, net	(6.5)	(6.3)
Benefit from (provision for) income taxes	7.7	(2.7)
Other income (expense), net	0.1	(0.2)
(Loss) income before discontinued operations	(19.3)	3.7

As illustrated in the table below, revenues are attributed to countries based on the location of the customer’s billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is organized:

	Three months ended January 31, 2012
	Canada $	US* $	Europe $	Other $	Total $
Revenues	2.3	89.4	54.4	7.8	153.9
Capital assets	114.3	133.4	209.4	1.5	458.6
Goodwill	3.4	—	—	—	3.4

	Three months ended January 31, 2011
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	2.7	76.5	89.8	6.7	175.7
Capital assets	115.8	128.7	225.4	1.7	471.6
Goodwill	3.5	—	—	—	3.5
*  Includes Puerto Rico

6.    Stock-based compensation
The Company has an incentive stock option plan in which directors, officers and key employees of the Company and its subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, are eligible to participate. On March 10, 2011, the Company’s shareholders approved an amendment to the stock option plan, which, among other things, provides that the maximum number of shares that may be issued under the plan is 15,500,151, which currently represents 12% of the issued and outstanding restricted voting shares. As of January 31, 2012 and 2011, the total number of restricted voting shares issuable under the plan was 15,500,151 shares and 9,687,594 shares, respectively, of which there were stock options outstanding to purchase 10,755,509 shares and 7,446,024 shares, respectively, under the plan. Before the March 2011 amendments, the plan provided that the exercise prices of options were determined at the time of grant and could not be less than the weighted-average market price of the restricted voting shares of Patheon on the Toronto Stock Exchange ( the “TSX”) during the two trading days immediately preceding the grant date. Following the March 2011 amendments, the exercise prices of the options may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the date of the grant. Options generally expire in no more than 10 years after the grant date and are subject to early expiry in the event of

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

death, resignation, dismissal or retirement of an optionee. Options have vesting periods of either three years or five years, with either one-third or one-fifth vesting on each anniversary of the grant date, respectively.
For the purposes of calculating the stock-based compensation expense in connection with the Company’s incentive stock option plan, the fair value of stock options is estimated at the date of the grant using the Black-Scholes option pricing model and the cost is amortized over the vesting period.
Stock-based compensation expense recorded in the three months ended January 31, 2012 and 2011was $1.0 million and $0.1 million, respectively.
A summary of the plan and changes during the three months ended January 31, 2012 is as follows:

	January 31, 2012
(Dollar amounts in Canadian dollars)	Shares Number	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
		$		$
Outstanding as of October 31, 2011	12,628,458	2.88
Granted	—	—
Exercised	—	—
Forfeited	(1,827,149)	3.73
Expired	(45,800)	12.28
Outstanding as of January 31, 2012	10,755,509	2.69	8.0	—
Exercisable as of January 31, 2012	2,304,709	3.27	5.2	—
The total fair value of shares that vested during the three months ended January 31, 2012 and 2011 was less than $0.1 million, and $0.2 million, respectively. As of January 31, 2012, the total unrecognized compensation cost related to the nonvested stock options was $6.2 million, which is expected to be recognized through fiscal 2016, with a weighted average remaining vesting period of 2.54 years.

7.    Pension and post-retirement benefits

Employee future benefits
The components of net periodic benefit cost for the defined benefit plans and other benefit plans for the three months ended January 31, 2012 and 2011 were as follows:

	For the three months ended January 31,
	2012		2011
	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans
	$	$	$	$
Service cost	1.1	—	0.9	—
Interest cost	1.4	0.1	1.3	0.1
Expected return on plan assets	(1.3)	—	(1.2)	—
Amortization of actuarial loss	0.3	—	0.2	—
Net periodic benefit costs	1.5	0.1	1.2	0.1
Based on current information available from actuarial estimates, the Company anticipates that contributions required under its defined benefit pension plans and other benefit plans for fiscal 2012 will be approximately $6.4 million compared to contributions of $11.8 million that were made in fiscal 2011. Included in the fiscal 2011 contributions is a voluntary catch-up contribution of $4.9 million for the benefit plans in the United Kingdom, which was made during the third quarter of fiscal 2011. Required contributions to defined benefit pension plans in future years will be dependent upon a number of variables, including the long-term rate of return on plan assets. The amounts that the Company will be required to contribute to such plans in the future may vary.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Not included in the defined benefit and other benefit plans estimates above are the unfunded termination indemnities related to the employees of the Company's Italian subsidiary. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee’s employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The termination liability is adjusted annually by a cost-of-living index provided by the Italian government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.2 million and $3.4 million in fiscal 2012 and 2011, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for the three months ended January 31, 2012 and 2011 was $0.7 million and $0.6 million, respectively.

The employee future benefit expense in connection with defined benefit pension plans, other post retirement benefit plans and the unfunded termination indemnities for the three months ended January 31, 2012 and 2011 was $2.3 million and $1.9 million, respectively.

8.    Repositioning expenses
During the three months ended January 31, 2012 and 2011, the Company incurred $0.8 million and $0.9 million, respectively, in repositioning expenses, all of which related to the shutdown of the Caguas facility.

The following is a summary of these expenses and other charges associated with operational improvements (collectively “repositioning expenses”) as of and for the three months ended January 31, 2012 and 2011:

	As of and for the three months ended January 31, 2012
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at October 31, 2011				6.7
Employee-related expenses	0.1	—	—	0.1
Consulting, professional and project management costs	0.7	—	—	0.7
Total expenses	0.8	—	—	0.8
Repositioning expenses paid				(2.1)
Total repositioning liabilities at January 31, 2012				5.4

	As of and for the three months ended January 31, 2011
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2010				3.2
Employee-related expenses	0.1	—	—	0.1
Consulting, professional and project management costs	0.8	—	—	0.8
Total expenses	0.9	—	—	0.9
Repositioning expenses paid				(1.1)
Total repositioning liabilities at January 31, 2011				3.0

9.    Other information

Foreign exchange
During the three months ended January 31, 2012, the Company recorded foreign exchange gains of $0.3 million. These gains were primarily due to operating exposures, partially offset by hedge losses. During the three months ended January 31, 2011, the Company recorded foreign exchange losses of $0.6 million, primarily from operating exposures, partially offset by

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

hedge gains.

Net (loss) income per share
The computation of diluted net (loss) income per share did not include 10,755,509 and 7,446,024 outstanding options in the three months ended January 31, 2012 and 2011, respectively, because such options were anti-dilutive in nature.

Contingencies

In the fourth quarter of fiscal 2011, a customer gave notice of its intent to seek indemnification against the Company pursuant to a manufacturing service agreement (“MSA”) for all costs associated with a recall of an allegedly defective product. The Company accrued $1.7 million, net of expected insurance proceeds, to cover recall costs and replace the returned products.  During the first quarter of fiscal 2012, the customer gave further notice of its intent to seek indemnification pursuant to the MSA for all actual and potential third-party claims that have been or may be filed against it in connection with the recall and the alleged product defects, as well as all costs and expenses of the defense and settlement of such claims. To date, three putative class actions and one single plaintiff action have been commenced in the United States against the customer in connection with the allegedly defective products, and two of the Company's subsidiaries have also been named in one of the putative class actions.  As these cases are at an early stage, the Company is unable to estimate the number of potential claimants or the amount of potential damages for which the Company may be directly or indirectly liable in the above actions.  However, the Company does not believe that its subsidiaries are relevant parties to the putative class action in which those subsidiaries are currently named and intends to vigorously contest their inclusion in this action.

10.    Financial instruments and risk management

The Company has determined the estimated fair values of its financial instruments using a replacement cost model, with inputs based on observed market rates; however, considerable judgment is required to develop these estimates. The fair values of the Company’s financial instruments are not materially different from their carrying values.
As of January 31, 2012 and October 31, 2011, the carrying amount of the financial assets that the Company has pledged as collateral for its long-term debt facilities was $93.6 million and $106.7 million, respectively.
Fair value measurements
The fair value under ASC 820, “Fair Value Measurement,” is principally applied to financial assets and liabilities such as derivative instruments consisting of embedded call options and foreign exchange contracts. The following table provides a summary of the financial assets and liabilities that are measured at fair values as of January 31, 2012 and October 31, 2011:

Assets measured at fair value
	Fair Value measurement at January 31, 2012 using:				Fair Value measurement at October 31, 2011 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	1.3	—	1.3	—	1.2	—	1.2
Total assets	—	1.3	—	1.3	—	1.2	—	1.2

Liabilities measured at fair value
	Fair Value measurement at January 31, 2012 using:				Fair Value measurement at October 31, 2011 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange collars	—	1.8	—	1.8	—	1.7	—	1.7
Total liabilities	—	1.8	—	1.8	—	1.7	—	1.7

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.

The following table presents the fair value of the Company’s derivative financial instruments and their classifications on the consolidated balance sheets as of January 31, 2012 and October 31, 2011:
Fair values of derivative instruments

	Asset derivatives as of January 31, 2012		Asset derivatives as of October 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other	0.3	Prepaid expenses and other	0.2
Foreign exchange forward contracts	Other long-term assets	1.0	Other long-term assets	1.0
Total designated derivatives		1.3		1.2

	Liability derivatives as of January 31, 2012		Liability derivatives as of October 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accounts payable and accrued liabilities	1.8	Accounts payable and accrued liabilities	1.4
Foreign exchange collars	Other long-term liabilities	—	Other long-term liabilities	0.3
Total designated derivatives		1.8		1.7
Foreign exchange forward contracts and other hedging arrangements
The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.
As of January 31, 2012, the Company’s Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of US$53.0 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated receivables and mature at the latest on October 2, 2013, at an average exchange rate of $1.0387 Canadian. The mark-to-market value of these financial instruments as of January 31, 2012 was an unrealized gain of $1.3 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.
As of January 31, 2012, the Company’s Canadian operations had entered into foreign exchange collars to sell an aggregate amount of US$84.0 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated receivables and mature at the latest on January 8, 2013, at an average exchange rate of $0.9768 Canadian. The mark-to-market value of these financial instruments as of January 31, 2012 was an unrealized loss of $1.8 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.
Risks arising from financial instruments and risk management
The Company’s activities expose it to a variety of financial risks: market (including foreign exchange and interest rate) risk, credit risk and liquidity risk. The Company’s overall financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Company’s financial performance. The Company uses derivative financial instruments to hedge certain risk exposures. The Company does not purchase any derivative financial instruments for speculative purposes.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Financial risk management is the responsibility of the Company’s corporate finance team. The corporate finance team works with the Company’s operational personnel to identify, evaluate and, where appropriate, hedge financial risks. The Company’s corporate finance team also monitors material risks and discusses them with the audit committee of the board of directors.

Foreign exchange risk
The Company operates in Canada, the United States, Puerto Rico, Italy, France, the United Kingdom and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates (“transaction exposures”) and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars (“translation exposures”).
The Company’s most significant transaction exposures arise in its Canadian operations. Approximately 80% of the revenues of the Canadian operations and approximately 10% of its operating expenses are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company’s current U.S. denominated net inflows, as of January 31, 2012, fluctuations of +/-10% would, everything else being equal, have an annual effect on (loss) income from continuing operations before income taxes of approximately +/- $10.8 million, prior to hedging activities.
The objective of the Company’s foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company’s earnings. The Company manages this risk by entering into foreign exchange contracts. As of January 31, 2012, the Company has entered into foreign exchange contracts to cover approximately 80% of its Canadian-U.S. dollar cash flow exposures for fiscal 2012. The Company does not currently hedge any translation exposures.
Translation gains and losses related to certain foreign currency denominated intercompany loans are included as part of the net investment in certain foreign subsidiaries, and are included in accumulated other comprehensive income in shareholders’ equity.
Credit risk
Credit risk arises from cash and cash equivalents held with banks and financial institutions, derivative financial instruments (foreign exchange contracts with positive fair values), and credit exposure to customers, including outstanding accounts receivable. The maximum exposure to credit risk is equal to the carrying value of the financial assets.
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company’s requirements, a cash deposit is received before any services are provided. As of January 31, 2012 and October 31, 2011, the Company held deposits of $18.1 million and $17.9 million, respectively.

Liquidity risk
Liquidity risk arises when financial obligations due exceed financial assets available at a particular point in time. The Company’s objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of January 31, 2012, the Company was holding cash and cash equivalents of $32.5 million and had undrawn lines of credit available to it of $93.8 million.

11.    Related party transactions

Revenues for contract manufacturing from a company controlled by Joaquin B. Viso (the “Viso Affiliate”), a director and significant shareholder of the Company, were less than $0.1 million for the three months ended January 31, 2012, and were nil for the three months ended January 31, 2011. These transactions were conducted in the normal course of business and are recorded at the exchanged amounts. Accounts receivable at January 31, 2012 and October 31, 2011 were less than $0.1 million and nil, respectively, resulting from these transactions. In addition, Patheon manufactures a product for a third party for which the product’s intellectual property is owned by the Viso Affiliate. The manufacturing agreement was originally contracted between the third party and the Viso Affiliate, but has been administered directly between Patheon and the third party on normal commercial terms since 2003.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

As of January 31, 2012 and October 31, 2011, the Company had an investment of $3.2 million, representing an 18% interest in two Italian companies (collectively referred to as “BSP Pharmaceuticals”) whose largest investor was previously an officer of the Company until December 31, 2009. These companies specialize in the manufacture of cytotoxic pharmaceutical products. As a result of the shareholders’ agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals’ operations, the Company accounts for its investment in BSP Pharmaceuticals using the equity method. Accordingly, for the three months ended January 31, 2012 and 2011, the Company recorded investment income of approximately $0.1 million and $0.2 million, respectively.
In connection with its investment in BSP Pharmaceuticals, the Company has a management services agreement with BSP Pharmaceuticals that provides on-going sales and marketing services, and provided engineering and operational services during the construction of the BSP facility which was completed in 2008. There were no management fees recorded under this agreement for the three months ended January 31, 2012 and 2011, respectively. Accounts receivable at January 31, 2012 and October 31, 2011 include a balance of $0.7 million and $1.2 million, respectively, in connection with the management services agreement. These services were conducted in the normal course of business and are recorded at the exchanged amounts.
In connection with certain of BSP Pharmaceuticals’ bank financing, the Company had made commitments that it would not dispose of its interest in BSP Pharmaceuticals prior to January 1, 2011, and if needed, irrevocably inject equity (pro-rata) in order to ensure BSP complies with certain specific bank covenants.
In fiscal 2010, Patheon and JLL Partners Inc. ("JLL Partners") entered into a cost sharing arrangement with respect to certain third party consulting fees. The cost sharing arrangement between JLL Partners and Patheon was terminated during the first quarter of fiscal 2011, and there are no outstanding payables to JLL Partners related to this arrangement.

12.    Income taxes

The Company accounts for income taxes under FASB ASC 740-10, Income Taxes (“ASC 740-10”). The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. There is no tax benefit recognized on certain of the net operating losses incurred in jurisdictions other than Canada due to insufficient evidence supporting the Company's ability to use these losses in the future.
For the three months ended January 31, 2012 and 2011, the Company recorded a tax benefit of $7.7 million and tax expense of $2.7 million, respectively. The Company's benefit in the first quarter of fiscal 2012 was limited under ASC 740-270-55-16.
There were no material changes in uncertain tax positions for the three months ended January 31, 2012 and 2011. The Company does not reasonably expect any change to the amount of uncertain tax positions within the next 12 months.

13.    Comprehensive (loss) income

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended January 31,
	2012	2011
(in millions of U.S. dollars)	$	$
Net (loss) income attributable to restricted voting shareholders	(19.4)	3.5
Other comprehensive income, net of income taxes
Change in foreign currency (losses) gains on investments in subsidiaries, net of hedging activities	(12.4)	1.1
Change in value of derivatives designated as foreign currency cash flow hedges	(0.1)	1.1
Gains (losses) on foreign currency cash flow hedges reclassified to consolidated statement of loss	0.2	(0.2)
Amortization of pension related costs, net of tax	(0.1)	0.2
Other comprehensive income for the period	(12.4)	2.2
Comprehensive (loss) income attributable to restricted voting shareholders	(31.8)	5.7

14.    Subsequent events

The Company changed its UK pension plan to a defined contribution plan effective February 1, 2012. All current and future employees will be eligible to participate in the defined contribution plan going forward. The Company expects to record a curtailment gain of approximately $8.0 million in the second quarter of fiscal 2012, which will partially offset the actuarial losses recorded in other comprehensive (loss) income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impact our performance and a summary of our operating results. You should read the following discussion and analysis of financial condition and results of operations together with our unaudited consolidated financial statements and the related notes beginning on page 1 of this quarterly report on Form 10-Q and our audited financial statements and related notes beginning on page F-1 of our annual report on Form 10-K filed December 19, 2011 (our "2011 Form 10-K"). We historically prepared our consolidated financial statements and MD&A in conformity with accounting principles generally accepted in Canada and provided a supplemental reconciliation to U.S. GAAP. Effective November 1, 2011, we adopted U.S. GAAP as the reporting standard for our consolidated financial statements and MD&A. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Item 1A. Risk Factors” of this Form 10-Q and our 2011 Form 10-K. See “Forward Looking Statements.”
Executive Overview
We are a leading provider of commercial manufacturing outsourcing services ("CMO") and outsourced pharmaceutical development services ("PDS") to the global pharmaceutical industry, offering a wide range of services from developing drug candidates at the pre-formulation stage through the launch, commercialization and production of approved drugs. We have established our position as a market leader by leveraging our scale, global reach, specialized capabilities, broad service offerings, scientific expertise and track record of product quality and regulatory compliance to provide cost-effective solutions to our customers.
We have two reportable segments, CMO and PDS. Our CMO business manufactures prescription products in sterile dosage forms as well as solid and liquid conventional dosage forms, and we differentiate ourselves by offering specialized manufacturing capabilities relating to high potency, controlled substance and sustained release products. Our PDS business provides a broad range of development services, including early development services, finished dosage formulation of sterile and solid dosage forms, clinical trial packaging and associated analytical services. Additionally, our PDS business serves as a pipeline for future commercial manufacturing opportunities.

Recent Business Highlights
The following is a summary of certain key financial results and non-financial events that occurred during and subsequent to the three months ended January 31, 2012:

•
Revenues for the three months ended January 31, 2012 decreased $21.8 million, or 12.4%, to $153.9 million, from $175.7 million for the three months ended January 31, 2011. Excluding the $32.9 million impact of the reservation fee and accelerated deferred revenue associated with the termination of a manufacturing supply agreement in the first quarter of last year, revenues increased by 7.8%.

•
Operating (loss) income for the three months ended January 31, 2012 decreased $34.4 million to a loss of $20.9 million, from income of $13.5 million for the same period of prior year. Excluding the impact of the prior-year termination of a manufacturing supply agreement, the decrease would have been $1.5 million. Included in the operating loss for the three months ended January 31, 2012 was $6.4 million of consulting fees related to the strategic and operational review and transformation that we are conducting as part of our new corporate strategy.

•
Loss before discontinued operations for the three months ended January 31, 2012 was $19.3 million, compared to income before discontinued operations of $3.7 million for the same period of prior year. This decrease was primarily driven by the after tax impact of the reservation fee and accelerated deferred revenue associated with the termination of a manufacturing and supply agreement recorded in the first quarter of last year and the above mentioned consulting fees.

•
Adjusted EBITDA for the three months ended January 31, 2012 decreased $37.9 million to $(9.2) million, from $28.7 million for the three months ended January 31, 2011. Excluding the impact of the prior-year termination of a manufacturing supply agreement, the decrease would have been $5.0 million. Adjusted EBITDA in the three months ended January 31, 2012 was also impacted by the above mentioned consulting fees.

•	On February 17, 2012, we finalized the sale of our Carolina, Puerto Rico facility for a nominal amount. We do not expect to record any gain or loss associated with the sale.

•	On February 15, 2012, we appointed Stuart Grant as our Executive Vice President, Chief Financial Officer.

•
On February 13, 2012, Ramsey Frank resigned as Chairman of the Board and a director of our company. The Board appointed Paul S. Levy, Managing Director, JLL Partners Inc. ("JLL Partners"), as our new Chairman and appointed Nicholas O'Leary, Senior Associate, JLL Partners, to our Board of Directors, filling the vacant seat left by the departure of Mr. Frank. The Board also appointed Michel Lagarde, an existing member of the Board, as Chair of our Corporate Governance Committee and Daniel Agroskin, Managing Director at JLL Partners, and also an existing member of the Board, to our Corporate Governance Committee, filling the position vacated by Mr. Frank.

•
Our U.K. pension plan was changed to a defined contribution plan effective February 1, 2012. All current and future employees will be eligible to participate in the defined contribution plan going forward. We expect to record a curtailment gain of approximately $8.0 million in the second quarter of fiscal 2012, which will partially offset the actuarial losses recorded in other comprehensive income.

•
On January 19, 2012, we and PROCAPS S.A. announced an agreement to provide a line of prescription pharmaceutical soft-gel product development and manufacturing services.  The capabilities we gain via this new offering include large scale commercial supply of prescription soft gel capsules for the North American, European and Asian markets.

•
On December 15, 2011, our Board appointed Michel Lagarde, Principal, JLL Partners as a director of our company.  Mr. Lagarde replaced Thomas S. Taylor, Managing Director, JLL Partners, who left our Board effective December 15, 2011.  Mr. Lagarde replaced Mr. Taylor as the Chairman of our Compensation and Human Resources Committee ("CHR Committee") and is a member of our Audit and Corporate Governance Committees.

•
On November 1, 2011, Eric W. Evans, our then Chief Financial Officer, resigned. In connection with Mr. Evans's employment agreement, we incurred a severance charge of approximately $0.4 million in the three months ended January 31, 2012.

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
Puerto Rico Operations
We closed our Carolina facility in Puerto Rico effective January 31, 2009. In the second half of the fiscal year ended October 31, 2010 ("fiscal 2010"), we performed an impairment analysis based on recent offers, which resulted in the complete write down as the fair value less the cost to sell was nil. We completed the sale of this property on February 17, 2012. The results of the Carolina operations have been reported in discontinued operations in the three months ended January 31, 2012 and 2011.
In December 2009, we announced our plan to consolidate our Puerto Rico operations into our manufacturing site located in Manati and ultimately close or sell our plant in Caguas. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand, an offer received during fiscal 2010 to purchase the facility was rescinded. The transition will continue beyond the end of calendar year 2012, and we now estimate the total project repositioning expenses to be $13.2 million, of which $11.6 million has been incurred as of January 31, 2012. The consolidation also results in additional accelerated depreciation of Caguas assets of approximately $12.0 million over the life of the project. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations.

Results of Operations
The results of the Carolina operations have been segregated and reported as discontinued operations for the three months ended January 31, 2012 and 2011.

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

	Three months ended January 31,
	2012	2011	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	153.9	175.7	(21.8)	(12.4)
Cost of goods sold	139.5	133.5	6.0	4.5
Gross profit	14.4	42.2	(27.8)	(65.9)
Selling, general and administrative expenses	34.5	27.8	6.7	24.1
Repositioning expenses	0.8	0.9	(0.1)	(11.1)
Operating (loss) income	(20.9)	13.5	(34.4)	(254.8)
Interest expense, net	6.5	6.3	0.2	3.2
Foreign exchange (gain) loss	(0.3)	0.6	(0.9)	(150.0)
Other (income) expense, net	(0.1)	0.2	(0.3)	(150.0)
(Loss) income from continuing operations before income taxes	(27.0)	6.4	(33.4)	(521.9)
(Benefit from) provision for income taxes	(7.7)	2.7	(10.4)	(385.2)
(Loss) income before discontinued operations	(19.3)	3.7	(23.0)	(621.6)
Loss from discontinued operations	(0.1)	(0.2)	0.1	—
Net (loss) income attributable to restricted voting shareholders	(19.4)	3.5	(22.9)	(654.3)
Basic and diluted (loss) income per share
From continuing operations	$(0.149)	$0.029
From discontinued operations	$(0.001)	$(0.002)
	$(0.150)	$0.027
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	129,168	129,168

Operating Income Summary
Revenues for the three months ended January 31, 2012 decreased $21.8 million, or 12.4%, to $153.9 million, from $175.7 million for the three months ended January 31, 2011. Excluding currency fluctuations, revenues for the three months ended January 31, 2012 would have been approximately 11.8% lower than the same period of prior year. CMO revenues for the three months ended January 31, 2012 decreased $25.9 million, or 17.4%, to $122.8 million, from $148.7 million for the three months ended January 31, 2011. The decline was primarily due to the reservation fee and accelerated deferred revenue associated with the termination of a manufacturing supply agreement in the first quarter of the fiscal year ended October 31, 2011 (" fiscal 2011"), the impact of which was $32.9 million. PDS revenues for the three months end ed January 31, 2012 increased $4.1 million, or 15.2%, to $31.1 million, from $27.0 million for the three months ended January 31, 2011.
Gross profit for the three months ended January 31, 2012 decreased $27.8 million, or 65.9%, to $14.4 million, from $42.2 million for the three months ended January 31, 2011. The decrease in gross profit was primarily due to the decline in revenues and unfavorable mix associated with replacing a portion of the lost reservation fee and deferred revenue with other production and PDS revenue, partially offset by the reduction in depreciation primarily due to lower accelerated depreciation in Puerto Rico.
Selling, general and administrative expenses for the three months ended January 31, 2012 increased $6.7 million, or 24.1%, to $34.5 million, from $27.8 million for the three months ended January 31, 2011. The increase was primarily due to higher consulting fees related to our strategic and operational review and transformation, and higher compensation expense. Foreign exchange had a favorable impact of $0.2 million on selling, general and administrative expenses versus prior year.
Repositioning expenses for the three months ended January 31, 2012 decreased $0.1 million, or 11.1%, to $0.8 million, from $0.9 million for the same period of prior year. The decrease was due to lower expenses in connection with the Caguas closure and consolidation in Puerto Rico.
Operating (loss) income for the three months ended January 31, 2012 decreased $34.4 million, or 254.8%, to a loss of $20.9 million (13.6% of revenues), from income of $13.5 million (7.7% of revenues) for the three months ended January 31, 2011 as a result of the factors discussed above.

Foreign Exchange (Gains) Losses
Foreign exchange gain for the three months ended January 31, 2012 was $0.3 million, compared to a loss of $0.6 million for the same period of prior year. The foreign exchange gain was primarily due to operating exposures, partially offset by unfavorable hedging contracts in the Canadian operations. The hedging contracts resulted in losses of $0.2 million for the three months ended January 31, 2012 compared to gains of $0.6 million for the three months ended January 31, 2011.
(Loss) Income from Continuing Operations Before Income Taxes
We reported a loss from continuing operations before income taxes of $27.0 million for the three months ended January 31, 2012, compared to income of $6.4 million for the three months ended January 31, 2011. The operating items discussed above were the primary drivers of the year over year variance.
Income Taxes
Income taxes were a benefit of $7.7 million for the three months ended January 31, 2012, compared to an expense of $2.7 million for the three months ended January 31, 2011. The decrease in tax expense was primarily driven by lower pretax income, the mix of income and loss from our operating units and pre-tax losses in some entities for which no tax benefits were recognized.

(Loss) Income before Discontinued Operations and (Loss) Income Per Share from Continuing Operations
We recorded a loss before discontinued operations for the three months ended January 31, 2012 of $19.3 million, compared to income before discontinued operations of $3.7 million for the three months ended January 31, 2011. The loss per share from continuing operations for the three months ended January 31, 2012 was 14.9¢ compared to income of 2.9¢ for the three months ended January 31, 2011.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for the three months ended January 31, 2012 and 2011 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in “Note 2—Discontinued operations and plant consolidations.” The loss from discontinued operations for the three months ended January 31, 2012 was $0.1 million, or 0.1¢ per share, compared to a loss of $0.2 million, or 0.2¢ per share, for the three months ended January 31, 2011. On-going costs of discontinued operations relate to maintaining the Carolina building for sale.
Net (Loss) Income Attributable to Restricted Voting Shareholders and (Loss) Income Per Share
Net loss attributable to restricted voting shares for the three months ended January 31, 2012 was $19.4 million, or 15.0¢ per share, compared to net income of $3.5 million, or 2.7¢ per share, for the three months ended January 31, 2011.
The computation of net (loss) income per share did not include 10,755,509 and 7,446,024 outstanding options in the three months ended January 31, 2012 and 2011, respectively, because such options were anti-dilutive in nature.
Revenues and Adjusted EBITDA by Business Segment
The following discussion provides information regarding our business segments. References in this MD&A to “Adjusted EBITDA” are to income (loss) before discontinued operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive (loss) income, refinancing expenses, gains and losses on sale of fixed assets, gain on extinguishment of debt, income taxes, asset impairment charges, depreciation and amortization and other income and expenses. “Adjusted EBITDA margin” is Adjusted EBITDA as a percentage of revenues.
Since Adjusted EBITDA is a non-GAAP measure that does not have a standardized meaning, it may not be comparable to similar measures presented by other issuers. Readers are cautioned that Adjusted EBITDA should not be construed as an alternative to net income (loss) determined in accordance with accounting principles generally accepted in the United States as an indicator of performance. Adjusted EBITDA is used by management as an internal measure of profitability. We have included Adjusted EBITDA because we believe that this measure is used by certain investors to assess our financial performance before non-cash charges and certain costs that we do not believe are reflective of our underlying business.

A reconciliation of Adjusted EBITDA to (loss) income before discontinued operations is set forth below:

	Three months ended January 31,
	2012	2011
	$	$
Adjusted EBITDA	(9.2)	28.7
Depreciation and amortization	(10.6)	(14.9)
Repositioning expenses	(0.8)	(0.9)
Interest expense, net	(6.5)	(6.3)
Benefit from (provision for) income taxes	7.7	(2.7)
Other income (expense), net	0.1	(0.2)
(Loss) income before discontinued operations	(19.3)	3.7
The following provides certain information regarding our business segments for the three months ended January 31, 2012 and 2011:

	Three months ended January 31,
	2012	2011	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	71.5	61.6	9.9	16.1
Europe	51.3	87.1	(35.8)	(41.1)
Total Commercial Manufacturing	122.8	148.7	(25.9)	(17.4)
Pharmaceutical Development Services	31.1	27.0	4.1	15.2
Total Revenues	153.9	175.7	(21.8)	(12.4)
Adjusted EBITDA
Commercial Manufacturing
North America	4.3	1.5	2.8	186.7
Europe	(5.9)	34.1	(40.0)	(117.3)
Total Commercial Manufacturing	(1.6)	35.6	(37.2)	(104.5)
Pharmaceutical Development Services	3.9	2.6	1.3	50.0
Corporate Costs	(11.5)	(9.5)	2.0	21.1
Total Adjusted EBITDA	(9.2)	28.7	(37.9)	(132.1)

Commercial Manufacturing
Total CMO revenues for the three months ended January 31, 2012 decreased $25.9 million, or 17.4%, to $122.8 million, from $148.7 million for the three months ended January 31, 2011. Had local currency exchange rates remained constant to the rates of the three months ended January 31, 2011, CMO revenues for the three months ended January 31, 2012 would have been approximately 16.8% lower than the same period of prior year. Excluding the $32.9 million impact from the reservation fee and accelerated deferred revenue associated with the termination of a manufacturing supply agreement in the first quarter of the fiscal 2011, total CMO revenues for the three months ended January 31, 2012 would have increased $7.0 million, or 6.0% from the same period of prior year.
North American CMO revenues for the three months ended January 31, 2012 increased $9.9 million, or 16.1%, to $71.5 million, from $61.6 million for the three months ended January 31, 2011. Had Canadian dollar exchange rates remained constant to the rates of the three months ended January 31, 2011, North American CMO revenues for the three months ended January 31, 2012 would have been approximately 16.2% higher than the same period of prior year. The increase was primarily due to increase in customer demand across most North American sites.
European CMO revenues for the three months ended January 31, 2012 decreased $35.8 million, or 41.1%, to $51.3 million, from $87.1 million for the three months ended January 31, 2011. Had European currency exchange rates remained constant to the rates of the three months ended January 31, 2011, European CMO revenues for the three months ended January 31, 2012 would have been approximately 40.1% lower than the same period of prior year. This reduction was primarily due to the non-recurrence of the $32.9 million in reservation fees and accelerated deferred revenue recorded in the first quarter of fiscal 2011.

Total CMO Adjusted EBITDA for the three months ended January 31, 2012 decreased $37.2 million, or 104.5%, to negative Adjusted EBITDA of $1.6 million, from $35.6 million for the three months ended January 31, 2011. This represents an Adjusted EBITDA margin of (1.3)% for the three months ended January 31, 2012 compared to 23.9% for the three months ended January 31, 2011. Had local currency exchange rates remained constant to the rates of the three months ended January 31, 2011 rates and after eliminating the impact of all foreign exchange gains and losses, CMO Adjusted EBITDA for the three months ended January 31, 2012 would have been approximately $0.4 million lower than reported. The decrease was driven by the lower revenue, unfavorable mix primarily from replacing a portion of the reservation fee and accelerated revenue with production and $3.2 million in consulting fees.
North American Adjusted EBITDA for the three months ended January 31, 2012 increased $2.8 million, or 186.7%, to $4.3 million, from $1.5 million for the three months ended January 31, 2011. The increase was primarily driven by higher volumes, which were partially offset by $0.9 million in consulting fees. North American CMO incurred $0.8 million in repositioning relating to the Puerto Rican operations in the three months ended January 31, 2012 that were not included in Adjusted EBITDA.
European Adjusted EBITDA for the three months ended January 31, 2012 decreased $40.0 million, or 117.3%, to a loss$5.9 million, from $34.1 million for the three months ended January 31, 2011. The decrease was primarily driven by the lower revenue resulting from the non-recurrence of the $32.9 million in reservation fees and accelerated deferred revenue recorded in the first quarter of fiscal 2011 and $2.3 million in consulting fees.
Pharmaceutical Development Services
Total PDS revenues for the three months ended January 31, 2012 increased by $4.1 million, or 15.2%, to $31.1 million, from $27.0 million for the three months ended January 31, 2011. Had the local currency rates remained constant to the three months ended January 31, 2011, PDS revenues for the three months ended January 31, 2012 would have been 15.6% higher than the same period of prior year. Higher development activities from new contracts across most sites contributed to the improved performance.
Total PDS Adjusted EBITDA for the three months ended January 31, 2012 increased by $1.3 million, or 50.0%, to $3.9 million, from $2.6 million for the three months ended January 31, 2011. Had local currencies remained constant to the rates of the three months ended January 31, 2011 and after eliminating the impact of all foreign exchange gains and losses, PDS Adjusted EBITDA for the three months ended January 31, 2012 would have been approximately $0.1 million lower than reported. Improved revenues contributed to the higher Adjusted EBITDA.
Corporate Costs
Corporate costs for the three months ended January 31, 2012 increased $2.0 million, or 21.1%, to $11.5 million, from $9.5 million for the three months ended January 31, 2011 primarily due to higher consulting fees of $2.4 million primarily related to our strategic and operational review and transformation, and higher compensation expense, partially offset by favorable foreign exchange of $0.8 million.

Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $32.5 million at January 31, 2012 and $33.4 million at October 31, 2011. Our total debt was $280.9 million at January 31, 2012 and $281.2 million at October 31, 2011.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended January 31,
	2012	2011
(in millions of U.S. dollars)	$	$
Cash provided by operating activities of continuing operations	10.2	7.3
Cash used in operating activities of discontinued operations	(0.3)	(0.2)
Cash provided by operating activities	9.9	7.1
Cash used in investing activities of continuing operations	(6.5)	(9.8)
Cash used in financing activities	(2.9)	(1.4)
Other	(1.4)	0.4
Net decrease in cash and cash equivalents during the period	(0.9)	(3.7)
Cash Provided by Operating Activities
Cash provided by operating activities from continuing operations for the three months ended January 31, 2012 increased $2.9 million, or 39.7%, to $10.2 million, from $7.3 million for the three months ended January 31, 2011. The year over year improvement was driven by favorable working capital as a result of the receivable recorded in the first quarter of fiscal 2011for the termination fee in the United Kingdom. This was partially offset by higher operating expenses and consulting fees associated with our strategic initiatives in the first quarter of fiscal 2012.
Cash used in operating activities from discontinued operations for the three months ended January 31, 2012 increased $0.1 million, or 50.0%, to $0.3 million, from $0.2 million for the three months ended January 31, 2011.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Three months ended January 31,
	2012	2011
(in millions of U.S. dollars)	$	$
Cash used in investing activities of continuing operations	(6.5)	(9.8)
Cash used in investing activities	(6.5)	(9.8)
Cash used in investing activities from continuing operations for the three months ended January 31, 2012 decreased $3.3 million, or 33.7%, to $6.5 million, from $9.8 million for the three months ended January 31, 2011. The decrease is primarily due to lower client project related capital expenditures in Cincinnati and completion of the PDS suite build out in France in the first quarter of 2011.
Our principal ongoing investment activities are project-related and sustaining capital programs at our network of sites. The majority of our capital allocation is normally invested in project-related programs, which are defined as outlays that will generate growth in capacity and revenues, while sustaining expenditures related to the preservation of existing assets and capacity.

Cash Used in Financing Activities
The following table summarizes the cash used in financing activities for the periods indicated:

	Three months ended January 31,
	2012	2011
(in millions of U.S. dollars)	$	$
Decrease in short-term borrowings	(2.7)	(1.3)
Repayment of long-term debt	(0.2)	(0.1)
Cash used in financing activities	(2.9)	(1.4)

Cash used in financing activities for the three months ended January 31, 2012 was $2.9 million compared to cash used of

$1.4 million for the three months ended January 31, 2011. The current quarter includes a repayment of bank borrowing in Italy for $1.3 million.
Financing Arrangements
$280.0 Million Senior Secured Notes and $75.0 Million Amended ABL
In April 2010, we issued an aggregate principal amount of $280.0 million, 8.625% senior secured notes, due April 15, 2017 (the "Notes"). We used the net proceeds of the offering to repay all of the outstanding indebtedness under our then-existing senior secured term loan and $75.0 million ABL, to repay certain other indebtedness and to pay related fees and expenses. We used the remaining proceeds for general corporate purposes.
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

Financing Ratios
Total interest-bearing debt at January 31, 2012 was $280.9 million, $0.3 million lower than at October 31, 2011. At January 31, 2012, our consolidated ratio of interest-bearing debt to shareholders' equity was 136%, compared to 118% at October 31, 2011.
Off-Balance Sheet Arrangements
We do not use off-balance sheet entities to structure any of our financial arrangements. We do not have any interests in unconsolidated special-purpose or structured finance entities.
Tabular Disclosure of Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tabular Disclosure of Contractual Obligations” under Item 7 of our 2011Form 10-K. There have been no material changes outside of our ordinary course of business to our contractual obligations since the end of fiscal 2011.
Recent Accounting Pronouncements
See “Note 1—Accounting policies—Recently issued accounting pronouncements” to our consolidated financial statements of this quarterly report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Critical Accounting Estimates
For information about our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our 2011 Form 10-K.
Seasonality
Revenues from some of our CMO and PDS operations have traditionally been lower in our first fiscal quarter, being the three months ending January 31. We attribute this trend to several factors, including (i) the reassessment by many customers of their need for additional product in the last quarter of the calendar year in order to use existing inventories of products; (ii) the lower production of seasonal cough and cold remedies in the first fiscal quarter; (iii) limited project activity towards the end of the calendar year by many small pharmaceutical and biotechnology customers involved in PDS projects in order to reassess progress on their projects and manage cash resources; and (iv) the Patheon-wide facility shutdown during a portion of the traditional holiday period in December and January. In addition, we expect revenues in the first half of fiscal 2012 to be lower than in the first half of fiscal 2011, due to the impact in fiscal 2011 of reservation fees and deferred revenue amortization from the termination of the manufacturing and supply agreement in the United Kingdom.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our expectations regarding our future growth, results of operations, performance (both operational and financial) and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. Wherever possible, words such as “plans,” “expects,” or “does not expect,” “forecasts,” “anticipates” or “does not anticipate,” “believes,” “intends” and similar expressions or statements that certain actions, events or results “may,” “could,” “should,” “would,” “might” or “will” be taken, occur or be achieved have been used to identify these forward-looking statements. Although the forward-looking statements contained in this quarterly report on Form 10-Q reflect our current assumptions based upon information currently available to us and based upon what we believe to be reasonable assumptions, we cannot be certain that actual results will be consistent with these forward-looking statements. Our current material assumptions include assumptions related to customer volumes, regulatory compliance and foreign exchange rates. Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to international operations and foreign currency fluctuations; customer demand for our services; regulatory matters affecting manufacturing and pharmaceutical development services; impacts of acquisitions, divestitures and restructurings; implementation of our new corporate strategy; the global economic environment; our exposure to complex production issues; our substantial financial leverage; interest rate risks; potential environmental, health and safety liabilities; credit and customer concentration; competition; rapid technological change; product liability claims; intellectual property; the existence of a significant shareholder; supply arrangements; pension plans; derivative financial instruments; and our dependence upon key management, scientific and technical personnel. These and other risks are described in greater detail in “Item 1A. Risk Factors” of this Form 10-Q and our 2011 Form 10-K filed with the U.S. Securities and Exchange Commission and with the Canadian Securities Administrators. Although we have attempted to identify important risks and factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors and risks that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. These forward-looking statements are made as of the date of this quarterly report on Form 10-Q, and except as required by law, we assume no obligation to update or revise them to reflect new events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
Our business is conducted in several currencies—Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations and Euros, U. S. dollars and British Sterling for our European operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities’ costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In the three months ended January 31, 2012, approximately 80% of the revenues and 10% of the operating expenses of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on our current U.S. denominated net inflows, for each 10% change in the Canadian-U.S. dollar exchange rate, the annual impact on pre-tax income, excluding any hedging activities, would be approximately $10.8 million.
To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of January 31, 2012, we had entered into 112 foreign exchange forward contracts and collars covering approximately 80% of our Canadian-U.S. dollar cash flow exposures for fiscal 2012 and had one forward exchange forward contract covering our Euro-U.S. dollar cash flow. See “Note 10—Financial instruments and risk management” to our unaudited consolidated financial statements. We do not hedge any of our other foreign exchange exposures. Our foreign exchange forward contracts and collars mature at various dates through October 2013 and have an aggregate fair value of $136.9 million. As of January 31, 2012, an adverse exchange rate movement of 10% against our foreign exchange forward contracts and collars would result in a pre-tax loss of approximately $13.7 million.
Interest Rate Risk
As of January 31, 2012, our long-term debt consisted of the Notes, which have an aggregate principal amount of $280 million and bear interest at a fixed rate, and the $75 million ABL, which bears interest at a variable rate. As of January 31, 2012, we had not borrowed any amounts under the ABL. Assuming a fully drawn ABL and a 100 basis point increase in applicable interest rates, our interest expense, net, would increase by $0.75 million on an annual basis.

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of January 31, 2012, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2012, our disclosure controls and procedures were effective in that they provided reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
We are not involved in any material pending legal proceedings. Additionally, no such proceedings are known to be contemplated by governmental authorities.

Item 1A.    Risk Factors
There have been no material changes in the risk factors described in Item 1A of our 2011 Form 10-K.

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
Dated: March 9, 2012

PATHEON INC.

By:	/s/ JAMES C. MULLEN	By:	/s/ STUART GRANT
	James C. Mullen		Stuart Grant
	Chief Executive Officer		Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith
10.1	The Patheon Global Bonus Plan.	10-K	12/19/2011	10.22

10.2	Severance and General Release Agreement between Patheon Pharmaceuticals Services Inc. and Eric Evans dated November 1, 2011.	10-K	12/19/2011	10.31

10.3	Amendment, dated January 26, 2012, to Employment Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated September 3, 2011.				X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101*
The following materials from Patheon Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Changes in Shareholders' Equity and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

X
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.