Form 10-Q
period 2012-04-30
PATHEON INC
filed 2012-06-13
CIK 1400431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 11, 2012, the registrant had 129,167,926 restricted voting shares outstanding.

Patheon Inc.

Item 1.        Financial Statements

Patheon Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of April 30, 2012	As of October 31, 2011
(in millions of U.S. dollars)	$	$
Assets
Current
Cash and cash equivalents	19.6	33.4
Accounts receivable	147.3	158.0
Inventories	86.9	81.8
Income taxes receivable	3.7	3.1
Prepaid expenses and other	12.5	10.7
Future tax assets - short-term	7.8	8.1
Total current assets	277.8	295.1
Capital assets	405.8	474.2
Deferred financing costs	5.5	6.2
Future tax assets	35.8	39.1
Goodwill	3.5	3.5
Investments	5.4	5.3
Long-term assets held for sale	—	0.2
Other long-term assets	1.5	1.0
Total assets	735.3	824.6
Liabilities and shareholders’ equity
Current
Short-term borrowings	2.6	6.1
Accounts payable and accrued liabilities	167.2	181.5
Deferred revenues - short-term	9.2	8.8
Current portion of long-term debt	—	1.1
Total current liabilities	179.0	197.5
Long-term debt	312.2	280.1
Deferred revenues	31.0	27.7
Future tax liabilities	27.1	27.9
Other long-term liabilities	44.0	53.7
Total liabilities	593.3	586.9
Shareholders’ equity
Restricted voting shares	572.0	571.9
Contributed surplus	15.3	13.5
Deficit	(471.0)	(371.9)
Accumulated other comprehensive income	25.7	24.2
Total shareholders’ equity	142.0	237.7
Total liabilities and shareholders’ equity	735.3	824.6
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
(in millions of U.S. dollars, except loss per share)	$	$	$	$
Revenues	181.5	170.0	335.4	345.7
Cost of goods sold	147.5	139.6	287.0	273.1
Gross profit	34.0	30.4	48.4	72.6
Selling, general and administrative expenses	34.7	24.8	69.2	52.6
Repositioning expenses	6.0	0.7	6.8	1.5
Impairment charge	57.9	—	57.9	—
Loss on sale of fixed assets	—	0.2	—	0.2
Operating (loss) income	(64.6)	4.7	(85.5)	18.3
Interest expense, net	6.5	6.4	13.0	12.7
Foreign exchange loss, net	0.5	6.2	0.2	6.8
Other (income) expense, net	—	0.3	(0.1)	0.5
Loss from continuing operations before income taxes	(71.6)	(8.2)	(98.6)	(1.7)
Provision for income taxes	8.0	2.1	0.3	4.8
Loss before discontinued operations	(79.6)	(10.3)	(98.9)	(6.5)
Loss from discontinued operations	(0.1)	(0.1)	(0.2)	(0.3)
Net loss attributable to restricted voting shareholders	(79.7)	(10.4)	(99.1)	(6.8)
Basic and diluted loss per share
From continuing operations	($0.616)	($0.080)	($0.766)	($0.050)
From discontinued operations	($0.001)	($0.001)	($0.002)	($0.002)
	($0.617)	($0.081)	($0.768)	($0.052)
Average number of shares outstanding during period - basic and diluted (in thousands)	129,168	129,168	129,168	129,168
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of U.S. dollars)	Restricted Voting Shares	Contributed Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at October 31, 2011	$571.9	$13.5	$(371.9)	$24.2	$237.7
Stock-based compensation		1.8			1.8
Comprehensive income (loss):
Net loss attributable to restricted voting shareholders			(99.1)		(99.1)
Foreign currency translation adjustments	0.1				0.1
Change in foreign currency gains on investments in subsidiaries, net of hedging activities				(6.8)	(6.8)
Change in value of derivatives designated as foreign currency cash flow hedges				1.9	1.9
Losses on foreign currency hedges reclassified to consolidated statement of operations				0.1	0.1
Amortization of pension related costs, net of tax				0.3	0.3
Curtailment impact and plan asset remeasurement, net of tax				6.0	6.0
Subtotal	0.1	1.8	(99.1)	1.5	(95.7)
Balance at April 30, 2012	$572.0	$15.3	$(471.0)	$25.7	$142.0
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended April 30,
	2012	2011
(in millions of U.S. dollars)	$	$
Operating activities
Loss before discontinued operations	(98.9)	(6.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	21.4	28.4
Impairment charge	57.9	—
Non-cash interest	0.6	0.5
Change in other long-term assets and liabilities	(0.5)	(0.3)
Future income taxes	1.1	9.2
Amortization of deferred revenues	(5.0)	(41.1)
Loss on sale of fixed assets	—	0.2
Stock-based compensation expense	1.8	1.3
Other	—	0.3
	(21.6)	(8.0)
Net change in non-cash working capital balances related to continuing operations	(11.6)	(10.9)
Increase in deferred revenues	10.6	19.6
Cash (used in) provided by operating activities of continuing operations	(22.6)	0.7
Cash used in operating activities of discontinued operations	(0.3)	(0.4)
Cash (used in) provided by operating activities	(22.9)	0.3
Investing activities
Additions to capital assets	(17.6)	(21.0)
Proceeds on sale of capital assets	—	0.1
Cash used in investing activities of continuing operations	(17.6)	(20.9)
Cash provided by investing activities of discontinued operations	0.1	—
Cash used in investing activities	(17.5)	(20.9)
Financing activities
Decrease in short-term borrowings	(3.2)	(2.1)
Increase in long-term debt	32.0	—
Repayment of long-term debt	(1.1)	(1.2)
Cash provided by (used in) financing activities	27.7	(3.3)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	9.7
Net decrease in cash and cash equivalents during the period	(13.8)	(14.2)
Cash and cash equivalents, beginning of period	33.4	53.5
Cash and cash equivalents, end of period	19.6	39.3
see accompanying notes

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

1.    Accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared by Patheon Inc. (the “Company” or “Patheon”) in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Operating results for the three and six months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2012 (“fiscal 2012”). These consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2011 (“fiscal 2011”).
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
Effective February 1, 2012, the Company adopted ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU modifies the existing standards to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The adoption of this guidance had no material impact to the Company's financial statements.
Recently issued accounting pronouncements

In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can utilize the extended transition period that is typically available only for private companies for implementing new or revised accounting standards. In other words, as an “emerging growth company,” the Company can delay the adoption of certain new or revised accounting standards until such time as those standards apply to private companies.  The Company has elected not to avail itself of this exemption and, therefore, will be implementing new or revised accounting standards at the same time as other public companies that are not “emerging growth companies.”

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP” (“ASU 2011-05”). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. The amendments are effective for annual reporting periods beginning on or after December 15, 2011, and interim periods within those annual periods. However, in December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. Other than a change in presentation, the Company does not expect the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends U.S. GAAP ASC 350, “Intangible Assets-Goodwill and Other.” Under this new ASU, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect this ASU would have a material impact on its consolidated financial statements.

2.    Discontinued operations, plant consolidations and asset impairments
Puerto Rico
The Company announced on December 10, 2009 its plan to consolidate its Puerto Rico operations into its manufacturing site located in Manati and ultimately close or sell its plant in Caguas. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand, an offer received in the fiscal year ended October 31, 2010 (“fiscal 2010”) to purchase the facility was rescinded. The transition will continue beyond the end of calendar year 2012, and the Company now estimates the total project repositioning expenses to be $13.2 million, of which an additional $0.6 million and $1.4 million was recorded in the three and six months ended April 30, 2012, respectively. The consolidation also results in additional accelerated depreciation of Caguas assets of approximately $12.0 million over the life of the project. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations.
The results of discontinued operations for the Company's Carolina facility (which the Company closed effective January 31, 2009) for the three and six months ended April 30, 2012 and 2011 are as follows:

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
	$	$	$	$
Revenues	—	—	—	—
Cost of goods sold	—	—	—	—
Gross loss	—	—	—	—
Selling, general and administrative expenses	0.2	0.1	0.3	0.3
Gain on sale of fixed assets	(0.1)	—	(0.1)	—
Operating loss	(0.1)	(0.1)	(0.2)	(0.3)
Loss before income taxes	(0.1)	(0.1)	(0.2)	(0.3)
Net loss for the period	(0.1)	(0.1)	(0.2)	(0.3)

On February 17, 2012, the Company finalized the sale of our Carolina, Puerto Rico facility for a nominal amount.
United Kingdom
The Company determined to make certain adjustments over the next 24 to 36 months to the scale and scope of business conducted at its Swindon, U.K., facility. These adjustments include winding down or transferring non-cephalosporin commercial production to other facilities and, to the extent possible and commercially appropriate, directing PDS projects that require commercialization activities to other facilities. The Company will work with each of its affected commercial customers to develop plans to maintain supply chain continuity to the extent possible and commercially appropriate.

As a result of the above, the Company conducted an impairment analysis on long-term assets at the Company's Swindon, U.K. facility, during the second quarter 2012, and concluded that a non-cash  impairment charge of $57.9 million was required to bring the assets down to the fair value of $9.5 million. The impairment charges reduce assets in the CMO segment by $55.1 million and PDS assets by $2.8 million.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The impairment analysis included fair value (Level 3) measurements resulting from future cash flows from operations, as well as market value approach of land and buildings, internal transfer of assets, and expected salvage value on equipment.  Cash inflows were based on current customer expectations and future contract expiry dates.  Cash outflows were based on expenses needed to run the facility in each period including on-going maintenance and capital expenditures.  It was also determined that the best use of the asset is to continue using it in the Pharmaceutical business and the restrictive covenants prevents the land from being used for anything other than a business industrial site.  The corporate weighted average cost of capital was used for discounting future cash flows.

3.    Supplemental balance sheet information

Inventories

Inventories consisted of the following as of April 30, 2012 and October 31, 2011:

	April 30, 2012	October 31, 2011
	$	$
Raw materials, packaging components and spare parts	53.5	53.0
Work-in-process	33.4	28.8
	86.9	81.8
Accounts payable and accrued liabilities
The following is the breakdown of accounts payable and accrued liabilities:

	April 30, 2012	October 31, 2011
	$	$
Trade payables	92.2	102.2
Interest payable	1.0	1.0
Accrued salaries and related expenses	40.3	44.0
Customer deposits	17.5	17.9
Other accruals	16.2	16.4
	167.2	181.5

4.    Preferred shares and restricted voting shares
The following table summarizes information regarding the Company’s outstanding preferred shares, restricted voting shares and restricted voting share stock options as of April 30, 2012:

	Outstanding	Exercisable
Class I preferred shares series D	150,000	N/A
Restricted voting shares	129,167,926	N/A
Restricted voting share stock options	11,005,335	3,464,683

5.    Segmented information
The Company is organized and managed in two business segments: CMO and PDS. These segments are organized around the service activities provided to the Company’s customers.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended April 30, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	147.0	34.5	—	181.5
Adjusted EBITDA	14.1	5.0	(9.4)	9.7
Depreciation and amortization	9.3	1.3	0.2	10.8
Impairment charge	55.1	2.8	—	57.9
Capital expenditures	9.5	0.9	0.7	11.1

	Three months ended April 30, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	138.5	31.5	—	170.0
Adjusted EBITDA	17.0	5.9	(10.0)	12.9
Depreciation and amortization	11.9	1.3	0.3	13.5
Capital expenditures	10.0	0.8	0.3	11.1

	As of and for the six months ended April 30, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	269.8	65.6	—	335.4
Adjusted EBITDA	12.6	8.9	(21.0)	0.5
Total assets	580.2	75.3	79.8	735.3
Depreciation and amortization	18.3	2.6	0.5	21.4
Goodwill	3.5	—	—	3.5
Impairment charge	55.1	2.8	—	57.9
Capital expenditures	14.7	2.0	0.9	17.6

	As of and for the six months ended April 30, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	287.2	58.5	—	345.7
Adjusted EBITDA	52.5	8.6	(19.5)	41.6
Total assets	668.5	79.6	77.3	825.4
Depreciation and amortization	25.2	2.7	0.5	28.4
Goodwill	3.7	—	—	3.7
Capital expenditures	17.0	3.6	0.3	20.9

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

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended April 30,
	2012	2011
	$	$
Total Adjusted EBITDA	9.7	12.9
Depreciation and amortization	(10.8)	(13.5)
Repositioning expenses	(6.0)	(0.7)
Interest expense, net	(6.5)	(6.4)
Impairment charge	(57.9)	—
Loss on sale of fixed assets	—	(0.2)
Provision for income taxes	(8.0)	(2.1)
Other	(0.1)	(0.3)
Loss before discontinued operations	(79.6)	(10.3)

	Six months ended April 30,
	2012	2011
	$	$
Total Adjusted EBITDA	0.5	41.6
Depreciation and amortization	(21.4)	(28.4)
Repositioning expenses	(6.8)	(1.5)
Interest expense, net	(13.0)	(12.7)
Impairment charge	(57.9)	—
Loss on sale of fixed assets	—	(0.2)
Provision for income taxes	(0.3)	(4.8)
Other	—	(0.5)
Loss before discontinued operations	(98.9)	(6.5)

As illustrated in the table below, revenues are attributed to countries based on the location of the customer’s billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is organized:

	Three months ended April 30, 2012
	Canada $	US* $	Europe $	Other $	Total $
Revenues	2.5	111.8	57.5	9.7	181.5
*  Includes Puerto Rico

	Three months ended April 30, 2011
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	2.6	80.8	77.9	8.7	170.0
*  Includes Puerto Rico

	As of and for the six months ended April 30, 2012
	Canada $	US* $	Europe** $	Other $	Total $
Revenues	4.8	201.3	111.8	17.5	335.4
Capital assets	114.9	137.5	151.9	1.5	405.8
Goodwill	3.5	—	—	—	3.5
*  Includes Puerto Rico
** European assets in current year reflect the reduction of Swindon assets.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	As of and for the six months ended April 30, 2011
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	5.3	157.3	167.6	15.5	345.7
Capital assets	121.1	130.8	239.0	1.8	492.7
Goodwill	3.7	—	—	—	3.7
*  Includes Puerto Rico

6.    Stock-based compensation
The Company has an incentive stock option plan in which directors, officers and key employees of the Company and its subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, are eligible to participate. On March 10, 2011, the Company’s shareholders approved an amendment to the stock option plan, which, among other things, provides that the maximum number of shares that may be issued under the plan is 15,500,151, which currently represents 12% of the issued and outstanding restricted voting shares. As of April 30, 2012 and 2011, the total number of restricted voting shares issuable under the plan was 15,500,151 shares, respectively, of which there were stock options outstanding to purchase 11,005,335 shares and 12,435,824 shares, respectively, under the plan. Before the March 2011 amendments, the plan provided that the exercise prices of options were determined at the time of grant and could not be less than the weighted-average market price of the restricted voting shares of Patheon on the Toronto Stock Exchange ( the “TSX”) during the two trading days immediately preceding the grant date. Following the March 2011 amendments, the exercise prices of the options may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the date of the grant. Options generally expire in no more than 10 years after the grant date and are subject to early expiry in the event of death, resignation, dismissal or retirement of an optionee. Options have vesting periods of either three years or five years, with either one-third or one-fifth vesting on each anniversary of the grant date, respectively.
For the purposes of calculating the stock-based compensation expense in connection with the Company’s incentive stock option plan, the fair value of stock options is estimated at the date of the grant using the Black-Scholes option pricing model and the cost is amortized over the vesting period.
Stock-based compensation expense recorded in the three and six months ended April 30, 2012 was $0.8 million and $1.8 million, respectively. Stock-based compensation expense recorded in the three and six months ended April 30, 2011 was $1.1 million and $1.3 million, respectively.
A summary of the plan activity during the six months ended April 30, 2012 is as follows:

	April 30, 2012
(Dollar amounts in Canadian dollars)	Shares Number	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
		$		$
Outstanding as of October 31, 2011	12,628,458	2.88
Granted	591,252	1.85
Exercised	—	—
Forfeited	(2,168,575)	3.63
Expired	(45,800)	12.28
Outstanding as of April 30, 2012	11,005,335	2.63	7.9	491,276
Exercisable as of April 30, 2012	3,464,683	3.00	6.3	—
The total fair value of shares that vested during the three months ended April 30, 2012 and 2011 was $1.8 million and $0.8 million, respectively. As of April 30, 2012, the total unrecognized compensation cost related to the nonvested stock options was $5.5 million, which is expected to be recognized through fiscal 2017, with a weighted average remaining vesting period of 2.49 years.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

7.    Pension and post-retirement benefits

Employee future benefits
The components of net periodic benefit cost for the defined benefit plans and other benefit plans for the six months ended April 30, 2012 and 2011 were as follows:

	Six months ended April 30,
	2012		2011
	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans
	$	$	$	$
Service cost	1.4	—	1.8	—
Interest cost	2.6	0.2	2.6	0.2
Expected return on plan assets	(2.7)	—	(2.4)	—
Amortization of actuarial loss	0.6	—	0.4	—
Net periodic benefit costs	1.9	0.2	2.4	0.2

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

Not included in the defined benefit and other benefit plans estimates above are the unfunded termination indemnities related to the employees of the Company's Italian subsidiary. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee’s employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The termination liability is adjusted annually by a cost-of-living index provided by the Italian government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.2 million and $3.4 million in fiscal 2012 and 2011, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for the six months ended April 30, 2012 and 2011 was $1.6 million and $1.3 million, respectively.

The employee future benefit expense in connection with defined benefit pension plans, other post retirement benefit plans and the unfunded termination indemnities for the six months ended April 30, 2012 and 2011 was $3.7 million and $3.9 million, respectively.

The Company amended its U.K. Pension Plan to freeze the accrual of additional benefits related to future service and allow the employees to enter into a defined contribution plan effective February 1, 2012.  All current and future U.K. employees will be eligible to participate in the defined contribution plan. Any pension benefits accrued in the U.K. Pension Plan will be retained in that plan until retirement unless the plan participant chooses to transfer the benefits to another arrangement. The curtailment impact reduced the projected benefit obligation by $7.9 million. This resulting gain was applied against the accumulated unrecognized net actuarial losses in other comprehensive (loss) income.

8.    Repositioning expense
On May 9, 2012, the Company announced a plan of termination (the “Plan of Termination”) that is expected to result in a workforce reduction of approximately 91 employees across the Company's global PDS and commercial operating segments. In the U.K., the Company has begun the consultative process with the works councils representing the employees at the Swindon and Milton Park facilities. Subject to these consultations, the Company expects to complete the Plan of Termination across all affected sites by the end of fiscal 2012. In connection with the Plan of Termination, the Company recorded approximately $5.4 million of estimated expenses associated with employee termination benefits during the second quarter of fiscal 2012. The

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Company anticipates that it may further adjust the size of the workforce at the Swindon facility as it continues its transformation process, with a total of approximately 400 jobs at risk of redundancy.
During the three and six months ended April 30, 2012, the Company incurred $6.0 million and $6.8 million, respectively, in repositioning expenses, which related to the Plan of Termination and the shutdown of the Caguas facility. During the three and six months ended April 30, 2011, the Company incurred $0.7 million and $1.5 million, respectively, in repositioning expenses, all of which related to the shutdown of the Caguas facility.

The following is a summary of these expenses and other charges associated with operational improvements (collectively “repositioning expenses”) as of and for the three and six months ended April 30, 2012 and 2011:

	As of and for the three months ended April 30, 2012
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at January 31, 2012				5.4
Employee-related expenses	4.2	1.2	—	5.4
Consulting, professional and project management costs	0.6	—	—	0.6
Total expenses	4.8	1.2	—	6.0
Repositioning expenses paid				(2.5)
Foreign exchange				0.3
Total repositioning liabilities at April 30, 2012				9.2

	As of and for the three months ended April 30, 2011
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at January 31, 2011				3.0
Employee-related expenses	0.1	—	—	0.1
Consulting, professional and project management costs	0.6	—	—	0.6
Total expenses	0.7	—	—	0.7
Repositioning expenses paid				(0.8)
Total repositioning liabilities at April 30, 2011				2.9

	As of and for the six months ended April 30, 2012
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at October 31, 2011				6.7
Employee-related expenses	4.3	1.2	—	5.5
Consulting, professional and project management costs	1.3	—	—	1.3
Total expenses	5.6	1.2	—	6.8
Repositioning expenses paid				(4.6)
Foreign exchange				0.3
Total repositioning liabilities at April 30, 2012				9.2

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	As of and for the six months ended April 30, 2011
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2010				3.2
Employee-related expenses	0.1	—	—	0.1
Consulting, professional and project management costs	1.4	—	—	1.4
Total expenses	1.5	—	—	1.5
Repositioning expenses paid				(1.8)
Total repositioning liabilities at April 30, 2011				2.9

9.    Other information

Foreign exchange
During the three and six months ended April 30, 2012, the Company recorded foreign exchange losses of $0.5 million and $0.2 million, respectively. The losses during the three months ended April 30, 2012 were primarily from operating exposures. The losses during the six months ended April 30, 2012 were primarily from hedge gains, partially offset by operating exposures. During the three and six months ended April 30, 2011, the Company recorded foreign exchange losses of $6.2 million and $6.8 million, respectively, primarily from operating exposures, partially offset by hedge gains.

Net loss per share
The computation of diluted net loss per share did not include 11,005,335 and 12,435,824 outstanding options in both of the three and six months ended April 30, 2012 and 2011, respectively, because such options were anti-dilutive in nature.

Contingencies
      In the fourth quarter of fiscal 2011, a customer gave notice of its intent to seek indemnification against the Company pursuant to a manufacturing service agreement (“MSA”) for all costs associated with a recall of an allegedly defective product. The Company accrued $1.7 million, net of expected insurance proceeds, to cover recall costs and costs to replace returned products.  During the first quarter of fiscal 2012, the customer gave further notice of its intent to seek indemnification pursuant to the MSA for all actual and potential third-party claims that have been or may be filed against it in connection with the recall and the alleged product defects, as well as all costs and expenses of the defense and settlement of such claims. During the second quarter of fiscal 2012, the Company accrued an additional $2.4 million, for additional returned products from the customer.  To date, three putative class actions and two single plaintiff actions have been commenced in the United States against the customer in connection with the allegedly defective products, and the Company has also been named in one of the putative class actions.  As these cases are at an early stage, the Company is unable to estimate the number of potential claimants or the amount of potential damages for which the Company may be directly or indirectly liable in the above actions.

10.    Financial instruments and risk management

The Company has determined the estimated fair values of its financial instruments using a replacement cost model, with inputs based on observed market rates; however, considerable judgment is required to develop these estimates. The fair values of the Company’s financial instruments are not materially different from their carrying values.
As of April 30, 2012 and October 31, 2011, the carrying amount of the financial assets that the Company has pledged as collateral for its long-term debt facilities was $105.0 million and $106.7 million, respectively.
Fair value measurements
The fair value under ASC 820, “Fair Value Measurement,” is principally applied to financial assets and liabilities such as derivative instruments consisting of embedded call options and foreign exchange contracts. The following table provides a summary of the financial assets and liabilities that are measured at fair values as of April 30, 2012 and October 31, 2011:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Assets measured at fair value
	Fair Value measurement at April 30, 2012 using:				Fair Value measurement at October 31, 2011 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	2.2	—	2.2	—	1.2	—	1.2
Total assets	—	2.2	—	2.2	—	1.2	—	1.2

Liabilities measured at fair value
	Fair Value measurement at April 30, 2012 using:				Fair Value measurement at October 31, 2011 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange collars	—	0.7	—	0.7	—	1.7	—	1.7
Total liabilities	—	0.7	—	0.7	—	1.7	—	1.7
Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.

The following table presents the fair value of the Company’s derivative financial instruments and their classifications on the consolidated balance sheets as of April 30, 2012 and October 31, 2011:
Fair values of derivative instruments

	Asset derivatives as of April 30, 2012		Asset derivatives as of October 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other	1.3	Prepaid expenses and other	0.2
Foreign exchange forward contracts	Other long-term assets	0.9	Other long-term assets	1.0
Total designated derivatives		2.2		1.2

	Liability derivatives as of April 30, 2012		Liability derivatives as of October 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accounts payable and accrued liabilities	0.7	Accounts payable and accrued liabilities	1.4
Foreign exchange collars	Other long-term liabilities	—	Other long-term liabilities	0.3
Total designated derivatives		0.7		1.7

Foreign exchange forward contracts and other hedging arrangements

The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The hedges are valued using a replacement cost

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

model, with inputs based on observed market rates.
As of April 30, 2012, the Company’s Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of US$52.0 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated receivables and mature at the latest on October 2, 2013, at an average exchange rate of $1.038 Canadian. The mark-to-market value of these financial instruments as of April 30, 2012 was an unrealized gain of $2.1 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.
As of April 30, 2012, the Company’s Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of €2.0 million. These contracts hedge the Canadian operations’ expected exposure to Euro denominated receivables and mature at the latest on October 5, 2012, at an average exchange rate of $1.34 Canadian. The mark-to-market value of these financial instruments as of April 30, 2012 was an unrealized gain of less than $0.1 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.
As of April 30, 2012, the Company’s Canadian operations had entered into foreign exchange collars to sell an aggregate amount of US$85.5 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated receivables and mature at the latest on December 31, 2013, at an average exchange rate of $0.9828 Canadian. The mark-to-market value of these financial instruments as of April 30, 2012 was an unrealized loss of $0.7 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.
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
The Company’s most significant transaction exposures arise in its Canadian operations. Approximately 90% of the revenues of the Canadian operations and approximately 10% of its operating expenses are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company’s current U.S. denominated net inflows, as of April 30, 2012, fluctuations of +/-10% would, everything else being equal, have an annual effect on (loss) income from continuing operations before income taxes of approximately +/- $15.8 million, prior to hedging activities.
The objective of the Company’s foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company’s earnings. The Company manages this risk by entering into foreign exchange contracts. As of April 30, 2012, the Company has entered into foreign exchange contracts to cover approximately 80% of its Canadian-U.S. dollar cash flow exposures for fiscal 2012. The Company does not currently hedge any translation exposures.
Translation gains and losses related to certain foreign currency denominated intercompany loans are included as part of the net investment in certain foreign subsidiaries, and are included in accumulated other comprehensive income in shareholders’ equity.
Credit risk
Credit risk arises from cash and cash equivalents held with banks and financial institutions, derivative financial

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

instruments (foreign exchange contracts with positive fair values), and credit exposure to customers, including outstanding accounts receivable. The maximum exposure to credit risk is equal to the carrying value of the financial assets.
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company’s requirements, a cash deposit is received before any services are provided. As of April 30, 2012 and October 31, 2011, the Company held deposits of $17.5 million and $17.9 million, respectively.

Liquidity risk
Liquidity risk arises when financial obligations exceed financial assets available at a particular point in time. The Company’s objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of April 30, 2012, the Company was holding cash and cash equivalents of $19.6 million and had undrawn lines of credit available to it of $60.1 million.

11.    Related party transactions

Revenues for contract manufacturing from a company controlled by Joaquin B. Viso (the “Viso Affiliate”), a director and significant shareholder of the Company, were less than $0.1 million and $0.1 million for the three and six months ended April 30, 2012, respectively, and were $0.1 million for each of the three and six months ended April 30, 2011. These transactions were conducted in the normal course of business and are recorded at the exchanged amounts. Accounts receivable at April 30, 2012 and October 31, 2011 were less than $0.1 million and nil, respectively, resulting from these transactions. In addition, Patheon manufactures a product for a third party for which the product’s intellectual property is owned by the Viso Affiliate. The manufacturing agreement was originally contracted between the third party and the Viso Affiliate, but has been administered directly between Patheon and the third party on normal commercial terms since 2003.

As of April 30, 2012 and October 31, 2011, the Company had an investment of $3.3 million and $3.3 million, respectively, representing an 18% interest in two Italian companies (collectively referred to as “BSP Pharmaceuticals”) whose largest investor was previously an officer of the Company until December 31, 2009. These companies specialize in the manufacture of cytotoxic pharmaceutical products. As a result of the shareholders’ agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals’ operations, the Company accounts for its investment in BSP Pharmaceuticals using the equity method. Accordingly, for the six months ended April 30, 2012 and 2011, the Company recorded investment income of approximately $0.1 million and $0.5 million, respectively.
In connection with its investment in BSP Pharmaceuticals, the Company has a management services agreement with BSP Pharmaceuticals that provides on-going sales and marketing services, and provided engineering and operational services during the construction of the BSP facility which was completed in 2008. There were no management fees recorded under this agreement for the three and six months ended April 30, 2012 and 2011, respectively. Accounts receivable at April 30, 2012 and October 31, 2011 include a balance of $0.3 million and $1.2 million, respectively, in connection with the management services agreement. These services were conducted in the normal course of business and are recorded at the exchanged amounts.
In connection with certain of BSP Pharmaceuticals’ bank financing, the Company had made commitments that it would not dispose of its interest in BSP Pharmaceuticals prior to January 1, 2011, and if needed, irrevocably inject equity (pro-rata) in order to ensure BSP complies with certain specific bank covenants.

12.    Income taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. There is no tax benefit recognized on certain of the net operating losses incurred in foreign jurisdictions due to insufficient evidence supporting the Company's ability to use these losses in the future.
For the six months ended April 30, 2012 and 2011, the Company recorded a tax expense of $0.3 million and tax expense

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

of $4.8 million, respectively.
There were no material changes in uncertain tax positions for the six months ended April 30, 2012 and 2011. The Company does not reasonably expect any change to the amount of uncertain tax positions within the next 12 months.

13.    Comprehensive (loss) income

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
(in millions of U.S. dollars)	$	$	$	$
Net loss attributable to restricted voting shareholders	(79.7)	(10.4)	(99.1)	(6.8)
Other comprehensive income, net of income taxes
Change in foreign currency gains (losses) on investments in subsidiaries, net of hedging activities	5.6	35.4	(6.8)	36.5
Change in value of derivatives designated as foreign currency cash flow hedges	2.0	2.9	1.9	4.0
(Losses) gains on foreign currency cash flow hedges reclassified to consolidated statement of loss	(0.1)	(1.2)	0.1	(1.4)
Amortization of pension related costs, net of tax	0.4	0.2	0.3	0.4
Curtailment impact and plan asset remeasurement, net of tax	6.0	—	6.0	—
Other comprehensive income for the period	13.9	37.3	1.5	39.5
Comprehensive (loss) income attributable to restricted voting shareholders	(65.8)	26.9	(97.6)	32.7

14.    Subsequent events

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impact our performance and a summary of our operating results. You should read the following discussion and analysis of financial condition and results of operations together with our unaudited consolidated financial statements and the related notes beginning on page 1 of this quarterly report on Form 10-Q and our audited financial statements and related notes beginning on page F-1 of our annual report on Form 10-K filed December 19, 2011 (our "2011 Form 10-K"). We historically prepared our consolidated financial statements and MD&A in conformity with accounting principles generally accepted in Canada and provided a supplemental reconciliation to U.S. GAAP. Effective November 1, 2011, we adopted U.S. GAAP as the reporting standard for our consolidated financial statements and MD&A. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Item 1A. Risk Factors” of our 2011 Form 10-K. See “Forward Looking Statements.”
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
Recent Business Highlights
The following is a summary of certain key financial results and non-financial events that occurred during and subsequent to the three and six months ended April 30, 2012:

•
Revenues for the three months ended April 30, 2012 increased $11.5 million, or 6.8%, to $181.5 million, from $170.0 million for the three months ended April 30, 2011. Excluding the $17.4 million impact of the reservation fee and accelerated deferred revenue recorded in the second quarter of last year, revenues increased by 18.9%.

•
Gross profit for the three months ended April 30, 2012 increased 162.0%  from the second quarter of fiscal 2011, excluding the $17.4 million benefit from the reservation fee and accelerated deferred revenue recorded in the second quarter of last year.

•
Loss before discontinued operations for the three months ended April 30, 2012 was $79.6 million, compared to loss before discontinued operations of $10.3 million for the same period of prior year. This increase was primarily driven by the after tax impact of the previously announced impairment charges of $57.9 million and repositioning expenses of $4.9 million, as well as the after tax impact of $4.7 million from the increased consulting fees relating to our strategic initiatives.

•
Adjusted EBITDA for the three months ended April 30, 2012 decreased $3.2 million to $9.7 million, from $12.9 million for the three months ended April 30, 2011. Excluding the impact of the prior-year termination of a manufacturing supply agreement, Adjusted EBITDA would have increased $14.2 million. Adjusted EBITDA in the three months ended April 30, 2012 was also impacted by $6.0 million in consulting fees related to our strategic initiatives.

•
We recorded a $57.9 million impairment charge for the impairment of long-term assets at our Swindon, U.K. facility during the second quarter of fiscal 2012. The impairment charge will not result in any current or future cash expenditures.

•
On May 9, 2012, we announced a plan of termination (the “Plan of Termination”) that is expected to result in a workforce reduction of approximately 91 employees across our global PDS and CMO segments. In the U.K., we have begun the consultative process with the works councils representing the employees at the Swindon and Milton Park facilities. Subject to these consultations, we expect to complete the Plan of Termination across all affected sites by the end of fiscal 2012. In connection with the Plan of Termination, we recorded approximately $5.4 million of estimated expenses associated with employee termination benefits during the second quarter of fiscal 2012. We anticipate that we may further adjust the size of the workforce at the Swindon facility as we continue our transformation process, with a total of approximately 400 jobs at risk of redundancy.

•	On February 15, 2012, we appointed Stuart Grant as our Executive Vice President, Chief Financial Officer.

•
On February 13, 2012, Ramsey Frank resigned as Chairman of the Board and a director of our company. The Board appointed Paul S. Levy, Managing Director, JLL Partners Inc. ("JLL Partners"), as our new Chairman and appointed Nicholas O'Leary, Senior Associate, JLL Partners, to our Board of Directors, filling the vacant seat left by the departure of Mr. Frank. The Board also appointed Michel Lagarde, an existing member of the Board, as Chair of our Corporate Governance Committee and Daniel Agroskin, Managing Director at JLL Partners, and also an existing member of the Board, to our Corporate Governance Committee, filling the positions vacated by Mr. Frank.

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
Puerto Rico Operations
We closed our Carolina facility in Puerto Rico effective January 31, 2009. We completed the sale of this property on February 17, 2012 for a nominal amount. The results of the Carolina operations have been reported in discontinued operations in the three and six months ended April 30, 2012 and 2011.
In December 2009, we announced our plan to consolidate our Puerto Rico operations into our manufacturing site located in Manati and ultimately close or sell our plant in Caguas. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand, an offer received during fiscal 2010 to purchase the facility was rescinded. The transition will continue beyond the end of calendar year 2012, and we now estimate the total project repositioning expenses to be $13.2 million, of which $12.2 million has been incurred as of April 30, 2012. The consolidation also results in accelerated depreciation of Caguas assets of approximately $12.0 million over the life of the project. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations.

Results of Operations
The results of the Carolina operations have been segregated and reported as discontinued operations for the three months ended April 30, 2012 and 2011.

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

	Three months ended April 30,
	2012	2011	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	181.5	170.0	11.5	6.8
Cost of goods sold	147.5	139.6	7.9	5.7
Gross profit	34.0	30.4	3.6	11.8
Selling, general and administrative expenses	34.7	24.8	9.9	39.9
Repositioning expenses	6.0	0.7	5.3	757.1
Impairment charge	57.9	—	57.9
Loss on sale of fixed assets	—	0.2	(0.2)	(100.0)
Operating (loss) income	(64.6)	4.7	(69.3)
Interest expense, net	6.5	6.4	0.1	1.6
Foreign exchange loss, net	0.5	6.2	(5.7)	(91.9)
Other (income) expense, net	—	0.3	(0.3)	(100.0)
Loss from continuing operations before income taxes	(71.6)	(8.2)	(63.4)	(773.2)
Provision for income taxes	8.0	2.1	5.9	281.0
Loss before discontinued operations	(79.6)	(10.3)	(69.3)	(672.8)
Loss from discontinued operations	(0.1)	(0.1)	—	—
Net loss attributable to restricted voting shareholders	(79.7)	(10.4)	(69.3)	(666.3)
Basic and diluted loss per share
From continuing operations	$(0.616)	$(0.080)
From discontinued operations	$(0.001)	$(0.001)
	$(0.617)	$(0.081)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	129,168	129,168

Operating (Loss) Income Summary
Revenues for the three months ended April 30, 2012 increased $11.5 million, or 6.8%, to $181.5 million, from $170.0 million for the three months ended April 30, 2011. Excluding currency fluctuations, revenues for the three months ended April 30, 2012 would have been approximately 9.4% higher than the same period of prior year. CMO revenues for the three months ended April 30, 2012 increased $8.5 million, or 6.1%, to $147.0 million, from $138.5 million for the three months ended April 30, 2011. The increase in North American and Italian operations more than offset by the $17.4 million impact from the reservation fee and accelerated deferred revenue recorded in the second quarter of fiscal 2011. PDS revenues for the three months ended April 30, 2012 increased $3.0 million, or 9.5%, to $34.5 million, from $31.5 million for the three months ended April 30, 2011.
Gross profit for the three months ended April 30, 2012 increased $3.6 million, or 11.8%, to $34.0 million, from $30.4 million for the three months ended April 30, 2011. Increase in gross profit was primarily due to higher volumes, a decrease in depreciation expense of $1.9 million and a reduction in inventory write-offs of $1.7 million, partially offset by unfavorable mix associated with replacing all the reservation fee and accelerated deferred revenue with other production. Gross profit in the second quarter would have increased by $21.0 million, or 162.0%, excluding the benefit from the prior year reservation fee and accelerated deferred revenue.
Selling, general and administrative expenses for the three months ended April 30, 2012 increased $9.9 million, or 39.9%, to $34.7 million, from $24.8 million for the three months ended April 30, 2011. The increase was primarily due to higher consulting fees related to our strategic and operational review and transformation, and higher compensation expense. Foreign exchange had a favorable impact of $0.8 million on selling, general and administrative expenses versus prior year.
Repositioning expenses for the three months ended April 30, 2012 increased $5.3 million, or 757.1%, to $6.0 million, from $0.7 million for the same period of prior year. The increase was primarily due to higher expenses in connection with the Plan of Termination, which resulted in approximately $5.4 million of expense associated with employee termination benefits, recorded during the second quarter of fiscal 2012.
Impairment charges for the three months ended April 30, 2012 were $57.9 million relating to winding down or transferring PDS and non-cephalosporin commercial production from our Swindon, U.K. facility to other facilities.

Operating (loss) income for the three months ended April 30, 2012 decreased $69.3 million to a loss of $64.6 million (-35.6% of revenues), from income of $4.7 million (2.8% of revenues) for the three months ended April 30, 2011 as a result of the factors discussed above.
Foreign Exchange Losses
Foreign exchange loss for the three months ended April 30, 2012 was $0.5 million, compared to $6.2 million for the same period of prior year. The foreign exchange loss for the three months ended April 30, 2012 was primarily due to operating exposures. The foreign exchange loss for the three months ended April 30, 2011 was primarily due to operating exposures, partially offset by hedging gains. The hedging contracts resulted in losses of less than $0.1 million for the three months ended April 30, 2012 compared to gains of $1.3 million for the three months ended April 30, 2011.
Loss from Continuing Operations Before Income Taxes
We reported a loss from continuing operations before income taxes of $71.6 million for the three months ended April 30, 2012, compared to $8.2 million for the three months ended April 30, 2011. The operating items discussed above were the primary drivers of the year over year variance.
Income Taxes
Income taxes were an expense of $8.0 million for the three months ended April 30, 2012, compared to $2.1 million for the three months ended April 30, 2011. The increase in tax expense was primarily driven by the mix of income and loss from our operating units and pre-tax losses in some entities for which no tax benefits were recognized.
Loss before Discontinued Operations and Loss Per Share from Continuing Operations
We recorded a loss before discontinued operations for the three months ended April 30, 2012 of $79.6 million, compared to $10.3 million for the three months ended April 30, 2011. The loss per share from continuing operations for the three months ended April 30, 2012 was 61.6¢ compared to 8.0¢ for the three months ended April 30, 2011.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for the three months ended April 30, 2012 and 2011 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in “Note 2—Discontinued operation, plant consolidations and asset impairments.” The loss from discontinued operations for the three months ended April 30, 2012 was $0.1 million, or 0.1¢ per share, compared to a loss of $0.1 million, or 0.1¢ per share, for the three months ended April 30, 2011. These costs relate to the final wind down following the sale of the Carolina facility.
Net Loss Attributable to Restricted Voting Shareholders and Loss Per Share
Net loss attributable to restricted voting shares for the three months ended April 30, 2012 was $79.7 million, or 61.7¢ per share, compared to $10.4 million, or 8.1¢ per share, for the three months ended April 30, 2011.
The computation of net loss per share did not include 11,005,335 and 12,435,824 outstanding options in the three months ended April 30, 2012 and 2011, respectively, because such options were anti-dilutive in nature.
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

A reconciliation of Adjusted EBITDA to (loss) income before discontinued operations is set forth below:

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
	$	$	$	$
Adjusted EBITDA	9.7	12.9	0.5	41.6
Depreciation and amortization	(10.8)	(13.5)	(21.4)	(28.4)
Repositioning expenses	(6.0)	(0.7)	(6.8)	(1.5)
Interest expense, net	(6.5)	(6.4)	(13.0)	(12.7)
Impairment charge	(57.9)	—	(57.9)	—
Loss on sale of fixed assets	—	(0.2)	—	(0.2)
Provision for income taxes	(8.0)	(2.1)	(0.3)	(4.8)
Other	(0.1)	(0.3)	—	(0.5)
Loss before discontinued operations	(79.6)	(10.3)	(98.9)	(6.5)

The following provides certain information regarding our business segments for the three months ended April 30, 2012 and 2011:

	Three months ended April 30,
	2012	2011	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	83.3	63.3	20.0	31.6
Europe	63.7	75.2	(11.5)	(15.3)
Total Commercial Manufacturing	147.0	138.5	8.5	6.1
Pharmaceutical Development Services	34.5	31.5	3.0	9.5
Total Revenues	181.5	170.0	11.5	6.8
Adjusted EBITDA
Commercial Manufacturing
North America	10.5	0.2	10.3
Europe	3.6	16.8	(13.2)	(78.6)
Total Commercial Manufacturing	14.1	17.0	(2.9)	(17.1)
Pharmaceutical Development Services	5.0	5.9	(0.9)	(15.3)
Corporate Costs	(9.4)	(10.0)	(0.6)	(6.0)
Total Adjusted EBITDA	9.7	12.9	(3.2)	(24.8)

Commercial Manufacturing
Total CMO revenues for the three months ended April 30, 2012 increased $8.5 million, or 6.1%, to $147.0 million, from $138.5 million for the three months ended April 30, 2011. Had local currency exchange rates remained constant to the rates of the three months ended April 30, 2011, CMO revenues for the three months ended April 30, 2012 would have been approximately 9.0% higher than the same period of prior year. Excluding the $17.4 million impact from the reservation fee and accelerated deferred revenue recorded in the second quarter of fiscal 2011, total CMO revenues for the three months ended April 30, 2012 would have increased $25.9 million, or 21.4% from the same period of prior year.
North American CMO revenues for the three months ended April 30, 2012 increased $20.0 million, or 31.6%, to $83.3 million, from $63.3 million for the three months ended April 30, 2011. The increase was due to an increase in customer demand across most North American sites.
European CMO revenues for the three months ended April 30, 2012 decreased $11.5 million, or 15.3%, to $63.7 million, from $75.2 million for the three months ended April 30, 2011. Had European currency exchange rates remained constant to the rates of the three months ended April 30, 2011, European CMO revenues for the three months ended April 30, 2012 would have been approximately 10.2% lower than the same period of prior year. This reduction was primarily due to the non-recurrence of the $17.4 million in reservation fee and accelerated deferred revenue recorded in the second quarter of fiscal 2011, partially offset by increases in Italian operations.

Total CMO Adjusted EBITDA for the three months ended April 30, 2012 decreased $2.9 million, or 17.1%, to $14.1 million, from $17.0 million for the three months ended April 30, 2011. This represents an Adjusted EBITDA margin of 9.6% for the three months ended April 30, 2012 compared to 12.3% for the three months ended April 30, 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the three months ended April 30, 2011, CMO Adjusted EBITDA for the three months ended April 30, 2012 would have been approximately $3.2 million lower. The decrease was driven by unfavorable mix primarily from replacing all of the reservation fee and accelerated deferred revenue with other production and $4.6 million in consulting fees related to our strategic initiatives, partially offset by higher volumes, reduced foreign exchange losses of $3.2 million and a decrease in inventory write-offs of $1.7 million.
North American Adjusted EBITDA for the three months ended April 30, 2012 increased $10.3 million, to $10.5 million, from $0.2 million for the three months ended April 30, 2011. The increase was primarily driven by higher volumes and reduction of foreign exchange losses of $2.5 million, and a decrease in inventory write-offs of $0.8 million, partially offset by $1.1 million in consulting fees related to our strategic initiatives. North American CMO recorded $1.4 million in estimated repositioning expenses relating to the Plan of Termination and Puerto Rican operations in the three months ended April 30, 2012 that were not included in Adjusted EBITDA.
European Adjusted EBITDA for the three months ended April 30, 2012 decreased $13.2 million, or 78.6%, to $3.6 million, from $16.8 million for the three months ended April 30, 2011. The decrease was primarily driven by the lower revenue resulting from the non-recurrence of the $17.4 million in reservation fee and accelerated deferred revenue recorded in the second quarter of fiscal 2011 and $3.5 million in consulting fees related to our strategic initiatives. These were partially offset by reduction of foreign exchange losses of $0.8 million, a decrease in inventory write-offs of $0.8 million. European CMO recorded $1.5 million in estimated repositioning expenses relating to the Plan of Termination and $55.1 million in an asset impairment charge in the three months ended April 30, 2012 that were not included in Adjusted EBITDA.
Pharmaceutical Development Services
Total PDS revenues for the three months ended April 30, 2012 increased by $3.0 million, or 9.5%, to $34.5 million, from $31.5 million for the three months ended January 31, 2011. Had the local currency rates remained constant to the three months ended April 30, 2011, PDS revenues for the three months ended April 30, 2012 would have been 10.8% higher than the same period of prior year. Higher development activities from new contracts across most sites contributed to the improved performance.
Total PDS Adjusted EBITDA for the three months ended April 30, 2012 decreased by $0.9 million, or 15.3%, to $5.0 million, from $5.9 million for the three months ended April 30, 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the three months ended April 30, 2011 , PDS Adjusted EBITDA for the three months ended April 30, 2012 would have been approximately $0.5 million higher than reported. Included in the current quarter was $1.4 million in consulting costs relating to our strategic initiatives. PDS recorded $3.1 million in estimated repositioning expenses relating to the Plan of Termination and $2.8 million in an asset impairment charge in the three months ended April 30, 2012 that were not included in Adjusted EBITDA.
Corporate Costs
Corporate costs for the three months ended April 30, 2012 decreased $0.6 million, or 6.0%, to $9.4 million, from $10.0 million for the three months ended April 30, 2011 primarily due to increased compensation related expenses, which were more than offset by $3.1 million in reduced foreign exchange losses versus the prior year.

Six Months Ended April 30, 2011 Compared to Six Months Ended April 30, 2010

	Six months ended April 30,
	2012		2011	$	%
(in millions of U.S. dollars)	$		$	Change	Change
Revenues	335.4		345.7	(10.3)	(3.0)
Cost of goods sold	287.0		273.1	13.9	5.1
Gross profit	48.4		72.6	(24.2)	(33.3)
Selling, general and administrative expenses	69.2		52.6	16.6	31.6
Repositioning expenses	6.8		1.5	5.3	353.3
Impairment charge	57.9	—	—	57.9
Loss on sale of fixed assets	—		0.2	(0.2)	(100.0)
Operating (loss) income	(85.5)		18.3	(103.8)	(567.2)
Interest expense, net	13.0		12.7	0.3	2.4
Foreign exchange loss, net	0.2		6.8	(6.6)	(97.1)
Other (income) expense, net	(0.1)		0.5	(0.6)	(120.0)
Loss from continuing operations before income taxes	(98.6)		(1.7)	(96.9)
Provision for income taxes	0.3		4.8	(4.5)	(93.8)
Loss before discontinued operations	(98.9)		(6.5)	(92.4)
Loss from discontinued operations	(0.2)		(0.3)	0.1	33.3
Net loss attributable to restricted voting shareholders	(99.1)		(6.8)	(92.3)
Basic and diluted loss per share
From continuing operations	(0.766)		(0.050)
From discontinued operations	(0.002)		(0.002)
	(0.768)		(0.052)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	129,168		129,168

Operating Income Summary
Revenues for the six months ended April 30, 2012 decreased $10.3 million, or 3.0%, to $335.4 million, from $345.7 million for the six months ended April 30, 2011. Excluding currency fluctuations, revenues for the six months ended April 30, 2012 would have been approximately 1.4% lower than the same period of prior year. CMO revenues for the six months ended April 30, 2012 decreased $17.3 million, or 6.0%, to $269.9 million, from $287.2 million for the six months ended April 30, 2011. The decline was primarily due to the reservation fee and accelerated deferred revenue recorded in the first six months of fiscal 2011, the impact of which was $50.3 million, partially offset by stronger results from North American operations. PDS revenues for the six months ended April 30, 2012 increased $7.0 million, or 12.0%, to $65.5 million, from $58.5 million for the six months ended April 30, 2011.
Gross profit for the six months ended April 30, 2012 decreased $24.2 million, or 33.3%, to $48.4 million, from $72.6 million for the six months ended April 30, 2011. The decrease in gross profit was primarily due to lower volumes, unfavorable mix associated with replacing the majority of the reservation fee and deferred revenues with other production, partially offset by a decrease in depreciation expense of $5.4 million and a reduction in inventory write-offs of $2.4 million. Gross profit in the six month period would have increased by $26.1 million, or 117.0%, excluding the benefit from the prior year reservation fee and accelerated deferred revenue.
Selling, general and administrative expenses for the six months ended April 30, 2012 increased $16.6 million, or 31.6%, to $69.2 million, from $52.6 million for the six months ended April 30, 2011. The increase was primarily due to higher consulting fees related to our strategic and operational review and transformation, and higher compensation expense. Foreign exchange had a favorable impact of $1.0 million on selling, general and administrative expenses versus prior year.
Repositioning expenses for the six months ended April 30, 2012 increased $5.3 million, or 353.3%, to $6.8 million, from $1.5 million for the same period of prior year. The increase was primarily due to the Plan of Termination which required us to record approximately $5.4 million of estimated expenses associated with employee termination benefits during the second quarter of fiscal 2012.
Impairment charges for the six months ended April 30, 2012 were $57.9 million relating to the winding down or transferring PDS and non-cephalosporin commercial production from our Swindon, U.K. facility to other facilities.
Operating (loss) income for the six months ended April 30, 2012 decreased $103.8 million, to a loss of $85.5 million (-25.5% of revenues), from income of $18.3 million (5.3% of revenues) for the six months ended April 30, 2011 as a result of the factors discussed above.
Foreign Exchange Losses
Foreign exchange loss for the six months ended April 30, 2012 was $0.2 million, compared to $6.8 million for the same period of prior year. The foreign exchange loss for the six months ended April 30, 2012 was primarily due to hedging losses, partially offset by operating exposures. The foreign exchange loss for the six months ended April 30, 2011 was primarily due to operating exposures, partially offset by hedging gains. The hedging contracts resulted in losses of $0.3 million for the six months ended April 30, 2012 compared to gains of $1.9 million for the six months ended April 30, 2011.
Loss from Continuing Operations Before Income Taxes
We reported a loss from continuing operations before income taxes of $98.6 million for the six months ended April 30, 2012, compared to $1.7 million for the six months ended April 30, 2011. The operating items discussed above were the primary drivers of the year over year variance.
Income Taxes
Income taxes were an expense of $0.3 million for the six months ended April 30, 2012, compared to an expense of $4.8 million for the six months ended April 30, 2011. The decrease in tax expense was primarily driven by lower income, the mix of income and loss from our operating units and pre-tax losses in some entities for which no tax benefits were recognized.
Loss before Discontinued Operations and Loss Per Share from Continuing Operations
We recorded a loss before discontinued operations for the six months ended April 30, 2012 of $98.9 million, compared to $6.5 million for the six months ended April 30, 2011. The loss per share from continuing operations for the six months ended April 30, 2012 was 76.6¢ compared to 5.0¢ for the six months ended April 30, 2011.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for the six months ended April 30, 2012 and 2011 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in “Note 2—Discontinued operations, plant consolidations and asset impairments.” The loss from discontinued operations for the six months ended April 30, 2012 was $0.2 million, or 0.2¢ per share, compared to a loss of $0.3 million, or 0.2¢ per share, for the six months ended April 30, 2011. These costs relate to the final wind down following the sale of the Carolina facility.
Net Loss, Loss Attributable to Restricted Voting Shareholders and Loss Per Share
Net loss attributable to restricted voting shares for the six months ended April 30, 2012 was $99.1 million, or 76.8¢ per share, compared to $6.8 million, or 5.2¢ per share, for the six months ended April 30, 2011.
The computation of net loss per share did not include 11,005,335 and 12,435,824 outstanding options in the six months ended April 30, 2012 and 2011, respectively, because such options were anti-dilutive in nature.

Revenues and Adjusted EBITDA by Business Segment

	Six months ended April 30,
	2012	2011	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	154.8	124.9	29.9	23.9
Europe	115.1	162.3	(47.2)	(29.1)
Total Commercial Manufacturing	269.9	287.2	(17.3)	(6.0)
Pharmaceutical Development Services	65.5	58.5	7.0	12.0
Total Revenues	335.4	345.7	(10.3)	(3.0)
Adjusted EBITDA
Commercial Manufacturing
North America	14.8	1.7	13.1	770.6
Europe	(2.3)	50.8	(53.1)	(104.5)
Total Commercial Manufacturing	12.5	52.5	(40.0)	(76.2)
Pharmaceutical Development Services	8.9	8.5	0.4	4.7
Corporate Costs	(20.9)	(19.4)	1.5	7.7
Total Adjusted EBITDA	0.5	41.6	(41.1)	(98.8)
Commercial Manufacturing
Total CMO revenues for the six months ended April 30, 2012 decreased $17.3 million, or 6.0%, to $269.9 million , from $287.2 million for the six months ended April 30, 2011. Had local currency exchange rates remained constant to the rates of the six months ended April 30, 2011, CMO revenues for the six months ended April 30, 2012 would have been approximately 4.3% lower than the same period of prior year. Excluding the $50.3 million impact from the reservation fee and accelerated deferred revenue recorded in the first half of fiscal 2011, total CMO revenues for the three months ended April 30, 2012 would have increased $33.0 million, or 13.9% from the same period of prior year.
North American CMO revenues for the six months ended April 30, 2012 increased $29.9 million, or 23.9%, to $154.8 million, from $124.9 million for the six months ended April 30, 2011. The increase was due to an increase in customer demand across most North American sites.
European CMO revenues for the six months ended April 30, 2012 decreased $47.2 million, or 29.1%, to $115.1 million, from $162.3 million for the six months ended April 30, 2011. Had European currency exchange rates remained constant to the rates of the six months ended April 30, 2011, European CMO revenues for the six months ended April 30, 2012 would have been approximately 26.2% lower than the same period of prior year. This reduction was primarily due to the non-recurrence of the $50.3 million in reservation fee and accelerated deferred revenue recorded in the first half of fiscal 2011.

Total CMO Adjusted EBITDA for the six months ended April 30, 2012 decreased $40.0 million, or 76.2%, to $12.5 million, from $52.5 million for the six months ended April 30, 2011. This represents an Adjusted EBITDA margin of 4.6% for the six months ended April 30, 2012 compared to 18.3% for the six months ended April 30, 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the six months ended April 30, 2011, CMO Adjusted EBITDA for the six months ended April 30, 2012 would have been approximately $3.6 million lower than reported. The decrease was driven by the lower revenue, unfavorable mix primarily from replacing the majority of the reservation fee and accelerated deferred revenue with other production and $7.6 million in consulting fees related to our strategic initiatives, partially offset by reduced foreign exchange losses of $3.3 million versus the prior year and inventory write-offs of $2.4 million.
North American Adjusted EBITDA for the six months ended April 30, 2012 increased $13.1 million, to $14.8 million, from $1.7 million for the six months ended April 30, 2011. The increase was primarily driven by higher volumes and a reduction of foreign exchange losses of $2.3 million and a decrease in inventory write-offs of $0.9, partially offset by $2.0 million in consulting fees related to our strategic initiatives. North American CMO recorded $2.2 million in estimated repositioning expenses relating to the Plan of Termination and Puerto Rican operations in the six months ended April 30, 2012 that were not included in Adjusted EBITDA.
European Adjusted EBITDA for the six months ended April 30, 2012 decreased $53.1 million, or 104.5%, to a loss of $2.3 million, from $50.8 million for the six months ended April 30, 2011. The decrease was primarily driven by the lower revenue resulting from the non-recurrence of the $50.3 million in reservation fee and accelerated deferred revenue recorded in the first half of fiscal 2011 and $5.6 million in consulting fees related to our strategic initiatives, partially offset by a reduction of foreign exchange losses of $0.9 million, and and a decrease in inventory write-offs of $1.4. European CMO recorded $1.5 million in estimated repositioning expenses relating to the Plan of Termination, and $55.1 million in an asset impairment charge in the six months ended April 30, 2012 that were not included in Adjusted EBITDA.

Pharmaceutical Development Services
Total PDS revenues for the six months ended April 30, 2012 increased by $7.0 million, or 12.0%, to $65.5 million, from $58.5 million for the six months ended January 31, 2011. Had the local currency rates remained constant to the six months ended April 30, 2011, PDS revenues for the six months ended April 30, 2012 would have been 13.0% higher than the same period of prior year. Higher development activities from new contracts across most sites contributed to the improved performance.
Total PDS Adjusted EBITDA for the six months ended April 30, 2012 increased by $0.4 million, or 4.7%, to $8.9 million, from $8.5 million for the six months ended April 30, 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the six months ended April 30, 2011, PDS Adjusted EBITDA for the six months ended April 30, 2012 would have been approximately $0.4 million higher than reported. Improved revenues contributed to the higher Adjusted EBITDA, partially offset by $1.6 million in consulting fees related to our strategic initiatives. PDS recorded $3.1 million in estimated repositioning expenses relating to the Plan of Termination and $2.8 million in an asset impairment charge in the six months ended April 30, 2012 that were not included in Adjusted EBITDA.
Corporate Costs
Corporate costs for the six months ended April 30, 2012 increased $1.5 million, or 7.7%, to $20.9 million, from $19.4 million for the six months ended April 30, 2011 primarily due to higher consulting fees of $3.5 million and higher compensation expense, partially offset by $4.0 million in reduced foreign exchange losses versus the prior year.

Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $19.6 million at April 30, 2012 and $33.4 million at October 31, 2011. Our total debt was $312.2 million at April 30, 2012 and $281.2 million at October 31, 2011.
Our primary source of liquidity is cash flow from operations. Historically, we have also used availability under our asset-based revolving credit facility (the “ABL”) for any additional cash needs. Our principal uses of cash have been for operating expenditures, capital expenditures, repositioning expenditures, debt servicing requirements, and employee benefit obligations. We expect cash flow from operations, cash on hand and borrowing under our current ABL to be sufficient to fund our existing level of operating expenses, capital expenditures, and interest expense for at least the next 12 months.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended April 30,
	2012	2011
(in millions of U.S. dollars)	$	$
Cash (used in) provided by operating activities of continuing operations	(22.6)	0.7
Cash used in operating activities of discontinued operations	(0.3)	(0.4)
Cash (used in) provided by operating activities	(22.9)	0.3
Cash used in investing activities	(17.5)	(20.9)
Cash provided by (used in) financing activities	27.7	(3.3)
Other	(1.1)	9.7
Net decrease in cash and cash equivalents during the period	(13.8)	(14.2)

Cash (Used in) Provided by Operating Activities
Cash used in operating activities from continuing operations for the six months ended April 30, 2012 decreased $23.3 million, to cash usage of $22.6 million, from cash provided of $0.7 million for the six months ended April 30, 2011. Prior year cash from operations was primarily driven by the receipt of $29.3 million for the reservation fee in the second quarter of fiscal 2011.
Cash used in operating activities from discontinued operations for the six months ended April 30, 2012 decreased $0.1 million, to $0.3 million, from $0.4 million for the six months ended April 30, 2011.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Six months ended April 30,
	2012	2011
(in millions of U.S. dollars)	$	$
Cash used in investing activities of continuing operations	(17.6)	(20.9)
Cash provided by investing activities of discontinued operations	0.1	—
Cash used in investing activities	(17.5)	(20.9)
Cash used in investing activities from continuing operations for the six months ended April 30, 2012 decreased $3.3 million, or 15.8%, to $17.6 million, from $20.9 million for the six months ended April 30, 2011. The decrease is primarily due to lower client project related capital expenditures in Cincinnati and completion of the PDS suite build out in France in the first quarter of 2011, partially offset by client funded capital expenditures in Puerto Rico.
Our principal ongoing investment activities are project-related and sustaining capital programs at our network of sites. The majority of our capital allocation is normally invested in project-related programs, which are defined as outlays that will generate growth in capacity and revenues, while sustaining expenditures related to the preservation of existing assets and capacity.

Cash Provided by (Used in) Financing Activities
The following table summarizes the cash used in financing activities for the periods indicated:

	Six months ended April 30,
	2012	2011
(in millions of U.S. dollars)	$	$
Decrease in short-term borrowings	(3.2)	(2.1)
Increase in long-term debt	32.0	—
Repayment of long-term debt	(1.1)	(1.2)
Cash provided by (used in) financing activities	27.7	(3.3)

Cash provided by financing activities for the six months ended April 30, 2012 was $27.7 million compared to cash used of $3.3 million for the six months ended April 30, 2011, including aggregate borrowings under our ABL of $32.0 million.
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
The agreements governing the Notes and ABL contain usual and customary covenants and events of default provisions.
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
Provided that we are not in default under the ABL or the indenture governing the Notes and are able to demonstrate a certain Fixed Charge Coverage Ratio (as defined in the indenture governing the Notes), and will have a required minimum amount of remaining borrowing availability under the ABL after giving effect thereto, we are permitted to pay limited amounts of dividends or other distributions with respect to our restricted voting shares (as more particularly described in the ABL and the indenture governing the Notes), up to the lesser of (i) $15.0 million plus 50.0% of Excess Cash Flow (as defined in the ABL), plus net proceeds of additional permitted equity offerings under the ABL, and (ii) 50.0% of Consolidated Net Income (as defined in the indenture governing the Notes) plus net proceeds from additional permitted equity offerings or sales of restricted investments under the Notes.
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
Financing Ratios
Total interest-bearing debt at April 30, 2012 was $312.2 million, $31.0 million higher than at October 31, 2011. At April 30, 2012, our consolidated ratio of interest-bearing debt to shareholders' equity was 220%, compared to 118% at October 31, 2011.
Off-Balance Sheet Entities
We do not use off-balance sheet entities to structure any of our financial arrangements. We do not have any interests in unconsolidated special-purpose or structured finance entities.
Tabular Disclosure of Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tabular Disclosure of Contractual Obligations” under Item 7 of our 2011 Form 10-K. There have been no material changes outside of our ordinary course of business to our contractual obligations since the end of fiscal 2011.

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
Seasonality
Revenues from some of our CMO and PDS operations have traditionally been lower in our first fiscal quarter, being the three months ending January 31. We attribute this trend to several factors, including (i) the reassessment by many customers of their need for additional product in the last quarter of the calendar year in order to use existing inventories of products; (ii) the lower production of seasonal cough and cold remedies in the first fiscal quarter; (iii) limited project activity towards the end of the calendar year by many small pharmaceutical and biotechnology customers involved in PDS projects in order to reassess progress on their projects and manage cash resources; and (iv) the Patheon-wide facility shutdown during a portion of the traditional holiday period in December and January. In addition, we expected revenues in the first half of fiscal 2012 to be lower than in the first half of fiscal 2011, due to the impact in fiscal 2011 of reservation fee and accelerated deferred revenue amortization from the termination of the manufacturing and supply agreement in the United Kingdom.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our expectations regarding our future growth, results of operations, performance (both operational and financial) and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. Wherever possible, words such as “plans,” “expects,” or “does not expect,” “forecasts,” “anticipates” or “does not anticipate,” “believes,” “intends” and similar expressions or statements that certain actions, events or results “may,” “could,” “should,” “would,” “might” or “will” be taken, occur or be achieved have been used to identify these forward-looking statements. Although the forward-looking statements contained in this quarterly report on Form 10-Q reflect our current assumptions based upon information currently available to us and based upon what we believe to be reasonable assumptions, we cannot be certain that actual results will be consistent with these forward-looking statements. Our current material assumptions include assumptions related to customer volumes, regulatory compliance, foreign exchange rates and employee severance costs associated with termination. Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to international operations and foreign currency fluctuations; customer demand for our services; regulatory matters affecting manufacturing and pharmaceutical development services; impacts of acquisitions, divestitures and restructurings; implementation of our new corporate strategy; our ability to effectively transfer business between facilities; the global economic environment; our exposure to complex production issues; our substantial financial leverage; interest rate risks; potential environmental, health and safety liabilities; credit and customer concentration; competition; rapid technological change; product liability claims; intellectual property; the existence of a significant shareholder; supply arrangements; pension plans; derivative financial instruments; and our dependence upon key management, scientific and technical personnel. These and other risks are described in greater detail in “Part 1—Item 1A. Risk Factors” of our 2011 Form 10-K filed with the U.S. Securities and Exchange Commission and with the Canadian Securities Administrators. Although we have attempted to identify important risks and factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors and risks that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. These forward-looking statements are made as of the date of this quarterly report on Form 10-Q, and except as required by law, we assume no obligation to update or revise them to reflect new events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
Our business is conducted in several currencies—Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations and Euros, U. S. dollars and British Sterling for our European operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities’ costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In the six months ended April 30, 2012, approximately 90% of the revenues and 10% of the operating expenses of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on our current U.S. denominated net inflows, for each 10% change in the Canadian-U.S. dollar exchange rate, the annual impact on pre-tax income, excluding any hedging activities, would be approximately $15.8 million.
To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of April 30, 2012, we had entered into 114 foreign exchange forward contracts and collars covering approximately 80% of our Canadian-U.S. dollar cash flow exposures for fiscal 2012 and had one forward exchange forward contract covering our Euro-U.S. dollar cash flow. See “Note 10—Financial instruments and risk management” to our unaudited consolidated financial statements. We do not hedge any of our other foreign exchange exposures. Our foreign exchange forward contracts and collars mature at various dates through December 2013 and have an aggregate fair value of $137.5 million. As of April 30, 2012, an adverse exchange rate movement of 10% against our foreign exchange forward contracts and collars would result in a pre-tax loss of approximately $13.8 million.
Interest Rate Risk
As of April 30, 2012, our long-term debt consisted of the Notes, which have an aggregate principal amount of $280 million and bear interest at a fixed rate, and the $75 million ABL, which bears interest at a variable rate. As of April 30, 2012, we had borrowed $ 34.9 million under our ABL. Assuming a fully drawn ABL and a 100 basis point increase in applicable interest rates, our interest expense, net, would increase by $0.75 million on an annual basis.

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of April 30, 2012, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures were effective in that they provided reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
We are not involved in any material pending legal proceedings. Additionally, no such proceedings are known to be contemplated by governmental authorities.

Item 1A.    Risk Factors
There have been no material changes in the risk factors described in Item 1A of our 2011 Form 10-K.

Item 5.    Other Information

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can utilize the extended transition period that is typically available only for private companies for implementing new or revised accounting standards. In other words, as an “emerging growth company,” we can delay the adoption of certain new or revised accounting standards until such time as those standards apply to private companies.  We have elected not to avail ourselves of this exemption and, therefore, we will be implementing new or revised accounting standards at the same time as other public companies that are not “emerging growth companies.”

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
Dated: June 13, 2012

PATHEON INC.

By:	/s/ JAMES C. MULLEN	By:	/s/ STUART GRANT
	James C. Mullen		Stuart Grant
	Chief Executive Officer		Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith
10.1	The Patheon Global Bonus Plan.				X

10.2	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Stuart Grant effective January 27, 2012.				X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101*
The following materials from Patheon Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Changes in Shareholders' Equity and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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