Form 10-Q
period 2012-07-31
PATHEON INC
filed 2012-09-13
CIK 1400431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of September 11, 2012, the registrant had 129,167,926 restricted voting shares outstanding.

Patheon Inc.

Item 1.        Financial Statements

Patheon Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of July 31, 2012	As of October 31, 2011
(in millions of U.S. dollars)	$	$
Assets
Current
Cash and cash equivalents	35.4	33.4
Accounts receivable	138.1	158.0
Inventories	90.3	81.8
Income taxes receivable	1.9	3.1
Prepaid expenses and other	16.3	10.7
Deferred tax assets - short-term	13.3	8.1
Total current assets	295.3	295.1
Capital assets	399.2	474.2
Deferred financing costs	5.1	6.2
Deferred tax assets	36.0	39.1
Goodwill	3.4	3.5
Investments	5.8	5.3
Long-term assets held for sale	—	0.2
Other long-term assets	10.0	1.0
Total assets	754.8	824.6
Liabilities and shareholders’ equity
Current
Short-term borrowings	6.6	6.1
Accounts payable and accrued liabilities	175.3	181.5
Income taxes payable	3.3	—
Deferred revenues - short-term	8.7	8.8
Current portion of long-term debt	—	1.1
Total current liabilities	193.9	197.5
Long-term debt	310.4	280.1
Deferred revenues	34.6	27.7
Deferred tax liabilities	30.4	27.9
Other long-term liabilities	41.1	53.7
Total liabilities	610.4	586.9
Shareholders’ equity
Restricted voting shares	572.0	571.9
Contributed surplus	16.0	13.5
Deficit	(455.4)	(371.9)
Accumulated other comprehensive income	11.8	24.2
Total shareholders’ equity	144.4	237.7
Total liabilities and shareholders’ equity	754.8	824.6
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
(in millions of U.S. dollars, except per share information)	$	$	$	$
Revenues	203.7	172.7	539.1	518.4
Cost of goods sold	148.2	146.9	435.2	420.1
Gross profit	55.5	25.8	103.9	98.3
Selling, general and administrative expenses	29.9	31.7	99.0	84.3
Repositioning expenses	0.1	1.9	6.9	3.4
Impairment charge	—	—	57.9	—
(Gain) loss on sale of capital assets	—	(0.1)	—	0.1
Operating income (loss)	25.5	(7.7)	(59.9)	10.5
Interest expense, net	6.8	6.3	19.8	19.0
Foreign exchange loss (gain), net	0.4	(3.6)	0.6	3.2
Other income, net	(0.5)	(6.3)	(0.6)	(5.8)
Income (loss) from continuing operations before income taxes	18.8	(4.1)	(79.7)	(5.9)
Provision for (benefit from) income taxes	3.3	(4.7)	3.6	0.1
Income (loss) before discontinued operations	15.5	0.6	(83.3)	(6.0)
Loss from discontinued operations	—	(0.2)	(0.2)	(0.5)
Net income (loss) attributable to restricted voting shareholders	15.5	0.4	(83.5)	(6.5)
Basic income (loss) per share
From continuing operations	$0.120	$0.005	($0.645)	($0.046)
From discontinued operations	—	($0.002)	($0.002)	($0.004)
Net income (loss) per share, basic	$0.120	$0.003	($0.647)	($0.050)
Diluted income (loss) per share
From continuing operations	$0.120	$0.005	($0.645)	($0.046)
From discontinued operations	—	($0.002)	($0.002)	($0.004)
Net income (loss) per share, diluted	$0.120	$0.003	($0.647)	($0.050)
Average number of shares outstanding (in thousands)
Basic	129,168	129,168	129,168	129,168
Diluted	129,200	129,168	129,168	129,168
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(in millions of U.S. dollars)	Restricted Voting Shares	Contributed Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at October 31, 2011	$571.9	$13.5	$(371.9)	$24.2	$237.7
Stock-based compensation	—	2.5	—	—	2.5
Comprehensive income (loss):	—	—	—	—	—
Net loss attributable to restricted voting shareholders	—	—	(83.5)	—	(83.5)
Foreign currency translation adjustments	0.1	—	—	—	0.1
Change in foreign currency gains on investments in subsidiaries, net of hedging activities	—	—	—	(20.5)	(20.5)
Change in value of derivatives designated as foreign currency cash flow hedges	—	—	—	1.2	1.2
Losses on foreign currency hedges reclassified to consolidated statement of operations	—	—	—	0.6	0.6
Amortization of pension related costs, net of tax	—	—	—	0.3	0.3
Curtailment impact and plan asset remeasurement, net of tax	—	—	—	6.0	6.0
Subtotal	0.1	2.5	(83.5)	(12.4)	(93.3)
Balance at July 31, 2012	$572.0	$16.0	$(455.4)	$11.8	$144.4
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended July 31,
	2012	2011
(in millions of U.S. dollars)	$	$
Operating activities
Loss before discontinued operations	(83.3)	(6.0)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	30.8	41.0
Impairment charge	57.9	—
Non-cash interest	0.9	0.8
Change in other long-term assets and liabilities	(1.7)	(5.3)
Deferred income taxes	(0.3)	5.9
Amortization of deferred revenues	(7.6)	(42.6)
Loss on sale of capital assets	—	0.1
Stock-based compensation expense	2.5	2.6
Other	(0.8)	(0.3)
	(1.6)	(3.8)
Net change in non-cash working capital balances related to continuing operations	(9.9)	(11.2)
Increase in deferred revenues	18.7	27.2
Cash provided by operating activities of continuing operations	7.2	12.2
Cash used in operating activities of discontinued operations	(0.4)	(0.5)
Cash provided by operating activities	6.8	11.7
Investing activities
Additions to capital assets	(32.9)	(31.2)
Proceeds on sale of capital assets	0.1	0.3
Cash used in investing activities of continuing operations	(32.8)	(30.9)
Cash provided by investing activities of discontinued operations	0.1	—
Cash used in investing activities	(32.7)	(30.9)
Financing activities
Increase in short-term borrowings	0.9	1.3
Increase in long-term debt	35.5	6.0
Repayment of long-term debt	(6.1)	(7.4)
Cash provided by (used in) financing activities	30.3	(0.1)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	5.3
Net increase (decrease) in cash and cash equivalents during the period	2.0	(14.0)
Cash and cash equivalents, beginning of period	33.4	53.5
Cash and cash equivalents, end of period	35.4	39.5
see accompanying notes

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

1.    Accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared by Patheon Inc. (the “Company” or “Patheon”) in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Operating results for the three and nine months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2012 (“fiscal 2012”). These consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2011 (“fiscal 2011”) contained in the Company’s Annual Report on Form 10-K for the year so ended.
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

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires enhanced disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends U.S. GAAP ASC 350, “Intangible Assets-Goodwill and Other.” Under this new ASU, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements.

2.    Discontinued operations, plant consolidations and asset impairments
Puerto Rico
The Company announced on December 10, 2009 its plan to consolidate its Puerto Rico operations into its manufacturing site located in Manati and ultimately close or sell its plant in Caguas. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand, an offer received in the fiscal year ended October 31, 2010 (“fiscal 2010”) to purchase the facility was rescinded. The transition will continue beyond the end of calendar year 2012, and the Company now estimates the total project repositioning expenses to be $13.2 million, of which an additional $0.1 million and $1.5 million was recorded in the three and nine months ended July 31, 2012, respectively. The consolidation also results in additional accelerated depreciation of Caguas assets of approximately $12.0 million over the life of the project. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations.
The results of discontinued operations for the Company's Carolina facility (which the Company closed effective January 31, 2009) for the three and nine months ended July 31, 2012 and 2011 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
	$	$	$	$
Revenues	—	—	—	—
Cost of goods sold	—	—	—	—
Gross loss	—	—	—	—
Selling, general and administrative expenses	—	0.2	0.3	0.5
Gain on sale of capital assets	—	—	(0.1)	—
Operating loss	—	(0.2)	(0.2)	(0.5)
Loss before income taxes	—	(0.2)	(0.2)	(0.5)
Net loss for the period	—	(0.2)	(0.2)	(0.5)

On February 17, 2012, the Company finalized the sale of our Carolina, Puerto Rico facility for a nominal amount.
United Kingdom
The Company determined to make certain adjustments over the next 24 to 36 months to the scale and scope of business conducted at its Swindon, U.K., facility. These adjustments include winding down or transferring non-cephalosporin commercial production to other facilities and, to the extent possible and commercially appropriate, directing pharmaceutical development services (“PDS”) projects that require commercialization activities to other facilities. The Company will work with each of its affected commercial customers to develop plans to maintain supply chain continuity to the extent possible and commercially appropriate.

As a result of the above, the Company conducted an impairment analysis on long-term assets at the Company's Swindon, U.K. facility, during the second quarter of fiscal 2012, and concluded that a non-cash impairment charge of $57.9 million was

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

required to bring the assets down to the fair value of $9.5 million. The impairment charges reduce assets in the commercial manufacturing outsourcing services (“CMO”) segment by $55.1 million and PDS assets by $2.8 million.
The impairment analysis included fair value (Level 3) measurements resulting from future cash flows from operations, as well as market value approach of land and buildings, internal transfer of assets, and expected salvage value on equipment.  Cash inflows were based on current customer expectations and future contract expiry dates.  Cash outflows were based on expenses needed to run the facility in each period including on-going maintenance and capital expenditures.  It was also determined that, in light of certain restrictive covenants that require use as a business industrial site, the best use of the asset is to continue using it in the pharmaceutical business.  The corporate weighted average cost of capital was used for discounting future cash flows.

3.    Supplemental balance sheet information

Inventories

Inventories consisted of the following as of July 31, 2012 and October 31, 2011:

	July 31, 2012	October 31, 2011
	$	$
Raw materials, packaging components and spare parts	52.0	53.0
Work-in-process	38.3	28.8
	90.3	81.8
Accounts payable and accrued liabilities
The following is the breakdown of accounts payable and accrued liabilities:

	July 31, 2012	October 31, 2011
	$	$
Trade payables	89.7	102.2
Interest payable	7.0	1.0
Accrued salaries and related expenses	46.2	44.0
Customer deposits	16.9	17.9
Other accruals	15.5	16.4
	175.3	181.5

4.    Preferred shares and restricted voting shares
The following table summarizes information regarding the Company’s outstanding preferred shares, restricted voting shares and restricted voting share stock options as of July 31, 2012:

	Outstanding	Exercisable
Class I preferred shares series D	150,000	N/A
Restricted voting shares	129,167,926	N/A
Restricted voting share stock options	13,028,718	3,876,783

5.    Segmented information
The Company is organized and managed in two business segments: CMO and PDS. These segments are organized around the service activities provided to the Company’s customers.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended July 31, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	168.3	35.4	—	203.7
Adjusted EBITDA	36.2	7.9	(9.5)	34.6
Depreciation and amortization	7.9	1.2	0.2	9.3
Capital expenditures	14.7	0.5	0.1	15.3

	Three months ended July 31, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	138.7	34.0	—	172.7
Adjusted EBITDA	11.5	7.7	(8.9)	10.3
Depreciation and amortization	10.9	1.4	0.3	12.6
Capital expenditures	8.3	1.7	0.2	10.2

	As of and for the nine months ended July 31, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	438.1	101.0	—	539.1
Adjusted EBITDA	48.8	16.9	(30.5)	35.2
Total assets	587.9	68.0	98.9	754.8
Depreciation and amortization	26.3	3.8	0.7	30.8
Goodwill	3.4	—	—	3.4
Impairment charge	55.1	2.8	—	57.9
Capital expenditures	29.4	2.5	1.0	32.9

	As of and for the nine months ended July 31, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	425.8	92.6	—	518.4
Adjusted EBITDA	64.1	16.1	(28.3)	51.9
Total assets	671.1	75.9	78.4	825.4
Depreciation and amortization	36.0	4.2	0.8	41.0
Goodwill	3.6	—	—	3.6
Capital expenditures	25.4	5.3	0.5	31.2

Cash and cash equivalents as well as deferred tax assets are considered to be part of “Corp. & Other” in the breakout of total assets shown above. The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as income (loss) before discontinued operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive loss, refinancing expenses, gains and losses on sale of capital assets, gain on extinguishment of debt, income taxes, asset impairment charges, depreciation and amortization and other income and expenses. Readers are cautioned that Adjusted EBITDA should not be construed as an alternative to income (loss) before discontinued operations determined in accordance with U.S. GAAP as an indicator of performance. Adjusted EBITDA is used by management as an internal measure of profitability. The Company has also included Adjusted EBITDA because it believes that this measure is used by certain investors to assess the Company's financial performance before non-cash charges and certain costs that it does not believe are reflective of its underlying business. The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures presented by other issuers.

Below is a reconciliation of Adjusted EBITDA to its closest U.S. GAAP measure.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended July 31,
	2012	2011
	$	$
Total Adjusted EBITDA	34.6	10.3
Depreciation and amortization	(9.3)	(12.6)
Repositioning expenses	(0.1)	(1.9)
Interest expense, net	(6.8)	(6.3)
Gain on sale of capital assets	—	0.1
(Provision for) benefit from income taxes	(3.3)	4.7
Other	0.4	6.3
Income before discontinued operations	15.5	0.6

	Nine months ended July 31,
	2012	2011
	$	$
Total Adjusted EBITDA	35.2	51.9
Depreciation and amortization	(30.8)	(41.0)
Repositioning expenses	(6.9)	(3.4)
Interest expense, net	(19.8)	(19.0)
Impairment charge	(57.9)	—
Loss on sale of capital assets	—	(0.1)
Provision for income taxes	(3.6)	(0.1)
Other	0.5	5.7
Loss before discontinued operations	(83.3)	(6.0)

In the table below, revenues are attributed to countries based on the location of the customer’s billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is organized:

	Three months ended July 31, 2012
	Canada $	US* $	Europe $	Other $	Total $
Revenues	4.3	109.4	79.8	10.2	203.7
*  Includes Puerto Rico

	Three months ended July 31, 2011
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	3.6	88.9	69.6	10.6	172.7
*  Includes Puerto Rico

	As of and for the nine months ended July 31, 2012
	Canada $	US* $	Europe** $	Other $	Total $
Revenues	9.1	310.8	191.5	27.7	539.1
Capital assets	112.5	144.5	140.7	1.5	399.2
Goodwill	3.4	—	—	—	3.4
*  Includes Puerto Rico
** European assets in current year reflect the impairment of Swindon assets.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	As of and for the nine months ended July 31, 2011
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	8.9	246.2	237.2	26.1	518.4
Capital assets	118.8	132.9	229.1	1.6	482.4
Goodwill	3.6	—	—	—	3.6
*  Includes Puerto Rico

6.    Stock-based compensation
The Company has an incentive stock option plan in which directors, officers and key employees of the Company and its subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, are eligible to participate. On March 10, 2011, the Company’s shareholders approved an amendment to the stock option plan, which, among other things, provides that the maximum number of shares that may be issued under the plan is 15,500,151, which currently represents 12% of the issued and outstanding restricted voting shares. As of July 31, 2012 and 2011, the total number of restricted voting shares issuable under the plan was 15,500,151 shares, respectively, of which there were stock options outstanding to purchase 13,028,718 shares and 12,725,924 shares, respectively, under the plan. Before the March 2011 amendments, the plan provided that the exercise prices of options were determined at the time of grant and could not be less than the weighted-average market price of the restricted voting shares of Patheon on the Toronto Stock Exchange ( the “TSX”) during the two trading days immediately preceding the grant date. Following the March 2011 amendments, the exercise prices of the options may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the date of the grant. Options generally expire in no more than 10 years after the grant date and are subject to early expiry in the event of death, resignation, dismissal or retirement of an optionee. Options generally have vesting periods of either three years or five years, with either one-third or one-fifth vesting on each anniversary of the grant date, respectively.
On June 18, 2012 the Company granted 1,291,750 options to its executive committee members with a vesting based upon the parameters that all granted options will have cliff performance vesting which will vest at the earlier of the achievement of an adjusted EBITDA target or five years after date of grant.
For the purposes of calculating the stock-based compensation expense in connection with the Company’s incentive stock option plan, the fair value of stock options is estimated at the date of the grant using the Black-Scholes option pricing model and the cost is amortized over the vesting period.
Stock-based compensation expense recorded in the three and nine months ended July 31, 2012 was $0.7 million and $2.5 million, respectively. Stock-based compensation expense recorded in the three and nine months ended July 31, 2011 was $1.3 million and $2.6 million, respectively.
A summary of the plan activity during the nine months ended July 31, 2012 is as follows:

	July 31, 2012
(Dollar amounts in Canadian dollars)	Shares Number	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
		$		$
Outstanding as of October 31, 2011	12,628,458	2.88
Granted	2,793,502	2.01
Exercised	—	—
Forfeited	(2,344,942)	3.55		26,600
Expired	(48,300)	12.27
Outstanding as of July 31, 2012	13,028,718	2.53	8.0	2,117,071
Exercisable as of July 31, 2012	3,876,783	2.94	6.2	48,024
The total fair value of shares that vested during the three months ended July 31, 2012 and 2011 was $2.4 million and $1.7 million, respectively. As of July 31, 2012, the total unrecognized compensation cost related to the nonvested stock options was $6.3 million, which is expected to be recognized through fiscal 2017, with a weighted average remaining vesting period of 2.53 years.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

7.    Pension and post-retirement benefits

Employee future benefits
The components of net periodic benefit cost for the defined benefit plans and other benefit plans for the nine months ended July 31, 2012 and 2011 were as follows:

	Nine months ended July 31,
	2012		2011
	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans
	$	$	$	$
Service cost	1.7	—	2.7	—
Interest cost	3.8	0.3	3.9	0.3
Expected return on plan assets	(4.0)	—	(3.6)	—
Amortization of actuarial loss	0.8	—	0.6	—
Net periodic benefit costs	2.3	0.3	3.6	0.3

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

Not included in the defined benefit and other benefit plans estimates above are the unfunded termination indemnities related to the employees of the Company's Italian subsidiary. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee’s employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The termination liability is adjusted annually by a cost-of-living index provided by the Italian government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.2 million and $3.4 million in fiscal 2012 and 2011, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for the nine months ended July 31, 2012 and 2011 was $2.3 million and $2.2 million, respectively.

The employee future benefit expense in connection with defined benefit pension plans, other post retirement benefit plans and the unfunded termination indemnities for the nine months ended July 31, 2012 and 2011 was $4.9 million and $6.1 million, respectively.

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

8.    Repositioning expense
On May 9, 2012, the Company announced a plan of termination (the “Plan of Termination”) that is expected to result in a workforce reduction of approximately 91 employees across the Company's global PDS and CMO segments. In the U.K., the statutory consultation process with the works council in Swindon has now been completed and the Company expects to complete the Plan of Termination across all affected sites by the end of fiscal 2012. In connection with the Plan of Termination, the Company recorded approximately $5.4 million of estimated expenses associated with employee termination benefits during

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

the second quarter of fiscal 2012. The Company anticipates that it may further adjust the size of the workforce at the Swindon facility as it continues its transformation process, with a total of approximately 400 jobs at risk of redundancy.
During the three and nine months ended July 31, 2012, the Company incurred $0.1 million and $6.9 million, respectively, in repositioning expenses, which related to the Plan of Termination and the shutdown of the Caguas facility. During the three and nine months ended July 31, 2011, the Company incurred $1.9 million and $3.4 million, respectively, in repositioning expenses, all of which related to the shutdown of the Caguas facility.

The following is a summary of these expenses and other charges associated with operational improvements (collectively “repositioning expenses”) as of and for the three and nine months ended July 31, 2012 and 2011:

	As of and for the three months ended July 31, 2012
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at April 30, 2012				9.2
Employee-related expenses	0.1	—	—	0.1
Consulting, professional and project management costs	—	—	—	—
Total expenses	0.1	—	—	0.1
Repositioning expenses paid				(0.9)
Foreign exchange				(0.4)
Total repositioning liabilities at July 31, 2012				8.0

	As of and for the three months ended July 31, 2011
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at April 30, 2011				2.9
Employee-related expenses	1.1	—	—	1.1
Consulting, professional and project management costs	0.8	—	—	0.8
Total expenses	1.9	—	—	1.9
Repositioning expenses paid				(1.0)
Total repositioning liabilities at July 31, 2011				3.8

	As of and for the nine months ended July 31, 2012
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at October 31, 2011				6.7
Employee-related expenses	4.4	1.3	—	5.7
Consulting, professional and project management costs	1.2	—	—	1.2
Total expenses	5.6	1.3	—	6.9
Repositioning expenses paid				(5.6)
Total repositioning liabilities at July 31, 2012				8.0

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	As of and for the nine months ended July 31, 2011
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2010				3.2
Employee-related expenses	1.2	—	—	1.2
Consulting, professional and project management costs	2.2	—	—	2.2
Total expenses	3.4	—	—	3.4
Repositioning expenses paid				(2.8)
Total repositioning liabilities at July 31, 2011				3.8

9.    Other information

Foreign exchange
During the three and nine months ended July 31, 2012, the Company recorded foreign exchange losses of $0.4 million and $0.6 million, respectively. The losses during the three and nine months ended July 31, 2012 were primarily from hedge losses, partially offset by operating gains. During the three months ended July 31, 2011, the Company recorded foreign exchange gains of $3.6 million, from operating and hedge gains. During the nine months ended July 31, 2011, the Company recorded foreign exchange losses of $3.2 million, primarily from operating exposures, partially offset by hedge gains.

Contingencies
 In the fourth quarter of fiscal 2011, a customer gave notice of its intent to seek indemnification against the Company pursuant to a manufacturing service agreement (“MSA”) for all costs associated with a recall of an allegedly defective product. The Company recorded an expense of $1.7 million, net of expected insurance proceeds, to cover recall costs and costs to replace returned products.  During the first quarter of fiscal 2012, the customer gave further notice of its intent to seek indemnification pursuant to the MSA for all actual and potential third-party claims that have been or may be filed against it in connection with the recall and the alleged product defects, as well as all costs and expenses of the defense and settlement of such claims. During the second quarter of fiscal 2012, the Company accrued an additional $2.4 million, for additional returned products from the customer.  To date, three putative class actions and four single plaintiff actions have been commenced in the United States against the customer in connection with the allegedly defective products, and the Company has also been named in one of the putative class actions.  As these cases are at an early stage, the Company is unable to estimate the number of potential claimants or the amount of potential damages for which the Company may be directly or indirectly liable in the above actions.

10.    Financial instruments and risk management

The Company has determined the estimated fair values of its derivative financial instruments using a replacement cost model, with inputs based on observed market rates; however, considerable judgment is required to develop these estimates. The fair values of the Company’s financial instruments are not materially different from their carrying values.
As of July 31, 2012 and October 31, 2011, the carrying amount of the financial assets that the Company has pledged as collateral for its long-term debt facilities was $110.7 million and $106.7 million, respectively.
Fair value measurements
The fair value under ASC 820, “Fair Value Measurement,” is principally applied to financial assets and liabilities such as derivative instruments consisting of embedded call options and foreign exchange contracts. The following table provides a summary of the financial assets and liabilities that are measured at fair values as of July 31, 2012 and October 31, 2011:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Assets measured at fair value
	Fair Value measurement at July 31, 2012 using:				Fair Value measurement at October 31, 2011 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	2.0	—	2.0	—	1.2	—	1.2
Total assets	—	2.0	—	2.0	—	1.2	—	1.2

Liabilities measured at fair value
	Fair Value measurement at July 31, 2012 using:				Fair Value measurement at October 31, 2011 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange collars	—	0.8	—	0.8	—	1.7	—	1.7
Total liabilities	—	0.8	—	0.8	—	1.7	—	1.7
Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.

The following table presents the fair value of the Company’s derivative financial instruments and their classifications on the consolidated balance sheets as of July 31, 2012 and October 31, 2011:
Fair values of derivative instruments

	Asset derivatives as of July 31, 2012		Asset derivatives as of October 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other	1.5	Prepaid expenses and other	0.2
Foreign exchange forward contracts	Other long-term assets	0.5	Other long-term assets	1.0
Total designated derivatives		2.0		1.2

	Liability derivatives as of July 31, 2012		Liability derivatives as of October 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accounts payable and accrued liabilities	—	Accounts payable and accrued liabilities	1.4
Foreign exchange collars	Accounts payable and accrued liabilities	0.7	Accounts payable and accrued liabilities	—
Foreign exchange collars	Other long-term liabilities	0.1	Other long-term liabilities	0.3
Total designated derivatives		0.8		1.7

Foreign exchange forward contracts and other hedging arrangements

The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange rates.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The hedges are valued using a replacement cost model, with inputs based on observed market rates.
As of July 31, 2012, the Company’s Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of US$69.4 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated receivables and mature at the latest on April 2, 2014, at an average exchange rate of $1.0373 Canadian. The mark-to-market value of these financial instruments as of July 31, 2012 was an unrealized gain of $1.8 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.
As of July 31, 2012, the Company’s Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of €2.0 million. These contracts hedge the Canadian operations’ expected exposure to Euro denominated receivables and mature at the latest on October 5, 2012, at an average exchange rate of $1.3400 Canadian. The mark-to-market value of these financial instruments as of July 31, 2012 was an unrealized gain of less than $0.2 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.
As of July 31, 2012, the Company’s Canadian operations had entered into foreign exchange collars to sell an aggregate amount of US$58.9 million. These contracts hedge the Canadian operations’ expected exposure to U.S. dollar denominated receivables and mature at the latest on December 31, 2013, at an average exchange rate of $0.9849 Canadian. The mark-to-market value of these financial instruments as of July 31, 2012 was an unrealized loss of $0.8 million, which has been recorded in accumulated other comprehensive income in shareholders’ equity, net of associated income tax.
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
The Company’s most significant transaction exposures arise in its Canadian operations. Approximately 90% of the revenues of the Canadian operations and approximately 10% of its operating expenses are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company’s current U.S. denominated net inflows, as of July 31, 2012, fluctuations of +/-10% would, everything else being equal, have an annual effect on (loss) income from continuing operations before income taxes of approximately +/- $17.1 million, prior to hedging activities.
The objective of the Company’s foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company’s earnings. The Company manages this risk by entering into foreign exchange contracts. As of July 31, 2012, the Company has entered into foreign exchange contracts to cover approximately 80% of its Canadian-U.S. dollar cash flow exposures for fiscal 2012. The Company does not currently hedge any translation exposures.
Translation gains and losses related to certain foreign currency denominated intercompany loans are included as part of the net investment in certain foreign subsidiaries, and are included in accumulated other comprehensive income in shareholders’ equity.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Credit risk
Credit risk arises from cash and cash equivalents held with banks and financial institutions, derivative financial instruments (foreign exchange contracts with positive fair values), and credit exposure to customers, including outstanding accounts receivable. The maximum exposure to credit risk is equal to the carrying value of the financial assets.
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company’s requirements, a cash deposit is received before any services are provided. As of July 31, 2012 and October 31, 2011, the Company held deposits of $16.9 million and $17.9 million, respectively.

Liquidity risk
Liquidity risk arises when financial obligations exceed financial assets available at a particular point in time. The Company’s objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of July 31, 2012, the Company was holding cash and cash equivalents of $35.4 million and had undrawn lines of credit available to it of $63.0 million.

11.    Related party transactions

Revenues for contract manufacturing from a company controlled by Joaquin B. Viso (the “Viso Affiliate”), a director and significant shareholder of the Company, were $0.2 million and $0.3 million for the three and nine months ended July 31, 2012, respectively, and were less than $0.1 million for each of the three and nine months ended July 31, 2011. These transactions were conducted in the normal course of business and are recorded at the exchanged amounts. Accounts receivable at July 31, 2012 and October 31, 2011 were $0.1 million and nil, respectively, resulting from these transactions. In addition, Patheon manufactures a product for a third party for which the product’s intellectual property is owned by the Viso Affiliate. The manufacturing agreement was originally contracted between the third party and the Viso Affiliate, but has been administered directly between Patheon and the third party on normal commercial terms since 2003.

As of July 31, 2012 and October 31, 2011, the Company had an investment of $2.9 million and $3.3 million, respectively, representing an 18% interest in two Italian companies (collectively referred to as “BSP Pharmaceuticals”) whose largest investor was previously an officer of the Company until December 31, 2009. These companies specialize in the manufacture of cytotoxic pharmaceutical products. As a result of the shareholders’ agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals’ operations, the Company accounts for its investment in BSP Pharmaceuticals using the equity method. Accordingly, for the nine months ended July 31, 2012 and 2011, the Company recorded investment income of approximately $0.4 million and losses of less than $0.1 million, respectively.
In connection with its investment in BSP Pharmaceuticals, the Company has a management services agreement with BSP Pharmaceuticals that provides on-going sales and marketing services, and provided engineering and operational services during the construction of the BSP facility which was completed in 2008. There were no management fees recorded under this agreement for the three and nine months ended July 31, 2012 and 2011, respectively. Accounts receivable at October 31, 2011 include a balance of $1.2 million in connection with the management services agreement, with no balance at July 31, 2012, respectively. These services were conducted in the normal course of business and are recorded at the exchanged amounts.
In connection with certain of BSP Pharmaceuticals’ bank financing, the Company had made commitments that it would not dispose of its interest in BSP Pharmaceuticals prior to January 1, 2011, and if needed, irrevocably inject equity (pro-rata) in order to ensure BSP complies with certain specific bank covenants.

12.    Income taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. There is no tax benefit recognized on certain of the net operating losses incurred in

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

foreign jurisdictions due to insufficient evidence supporting the Company's ability to use these losses in the future.
For the nine months ended July 31, 2012 and 2011, the Company recorded a tax expense of $3.6 million and $0.1 million, respectively.
There were no material changes in uncertain tax positions for the nine months ended July 31, 2012 and 2011. The Company does not reasonably expect any change to the amount of uncertain tax positions within the next 12 months.

13.    Comprehensive income (loss)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
	$	$	$	$
Net income (loss) attributable to restricted voting shareholders	15.5	0.4	(83.5)	(6.5)
Other comprehensive (losses) income, net of income taxes
Change in foreign currency (losses) gains on investments in subsidiaries, net of hedging activities	(13.6)	(11.8)	(20.5)	24.7
Change in value of derivatives designated as foreign currency cash flow hedges	(0.7)	0.2	1.2	4.2
Gains (losses) on foreign currency cash flow hedges reclassified to consolidated statement of loss	0.5	(1.1)	0.6	(2.5)
Amortization of pension related costs, net of tax	—	—	0.3	—
Curtailment impact and plan asset remeasurement, net of tax	—	—	6.0	—
Other comprehensive (loss) income for the period	(13.8)	(12.7)	(12.4)	26.4
Comprehensive income (loss) attributable to restricted voting shareholders	1.7	(12.3)	(95.9)	19.9

14.    Basic and diluted income (loss) per share
Shares used in basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted voting share stock options under the incentive stock option plan using the treasury stock method. For the three months ended July 31, 2012, 32,302 weighted average restricted voting shares options had a grant price that was less than the average market price. The computation of net income per share did not include 12,996,416 and 12,725,924 outstanding options in the three months ended July 31, 2012 and 2011, respectively, because such options were anti-dilutive in nature. The computation of net loss per share did not include 13,028,718 and 12,725,924 outstanding options in the nine months ended July 31, 2012 and 2011, respectively, because such options were anti-dilutive in nature.
The components of basic and diluted earnings per share for the three and nine months ended July 31, 2012 and 2011 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$15.5	$0.6	$(83.3)	$(6.0)
Income (loss) from discontinued operations	—	(0.2)	(0.2)	(0.5)
Net income (loss)	$15.5	$0.4	$(83.5)	$(6.5)

Denominator: (in thousands of shares)
Average number of shares outstanding - Basic	129,168	129,168	129,168	129,168
Dilutive effect of restricted voting shares options	32	—	—	—
Average number of shares outstanding - Diluted	129,200	129,168	129,168	129,168

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2012
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

15.    Subsequent events
On August 13, 2012 the Company announced that Mark J. Kontny, Ph.D., President, Global Pharmaceutical Development Services and Chief Scientific Officer was no longer with the Company. In connection with Mr. Kontny's employment agreement, the Company expects to incur a severance charge of approximately $0.4 million in the fourth quarter of fiscal 2012.
On September 5, 2012, the Company announced that it sold its global secondary clinical packaging and clinical distribution services business to Bellwyck Packaging Solutions, a private company with 20 years experience providing clinical trial and contract services for secondary packaging.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impact our performance and a summary of our operating results. You should read the following discussion and analysis of financial condition and results of operations together with our unaudited consolidated financial statements and the related notes beginning on page 1 of this quarterly report on Form 10-Q and our audited financial statements and related notes beginning on page F-1 of our annual report on Form 10-K filed December 19, 2011 (our "2011 Form 10-K"). We historically prepared our consolidated financial statements and management’s discussion and analysis of financial condition and results of operations (“MD&A”) in conformity with accounting principles generally accepted in Canada and provided a supplemental reconciliation to accounting principles generally accepted in the United States (“U.S. GAAP”). Effective November 1, 2011, we adopted U.S. GAAP as the reporting standard for our consolidated financial statements and MD&A. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Item 1A. Risk Factors” of our 2011 Form 10-K. See “Forward Looking Statements.”
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
We have two reportable segments, CMO and PDS. Our CMO business manufactures prescription products in sterile dosage forms as well as solid and liquid conventional dosage forms, and we differentiate ourselves by offering specialized manufacturing capabilities relating to high potency, controlled substance and sustained release products. Our PDS business provides a broad range of development services, including early development services, finished dosage formulation of sterile and solid dosage forms, clinical trial packaging, clinical trial material manufacturing and associated analytical services. Additionally, our PDS business serves as a pipeline for future commercial manufacturing opportunities.
Recent Business Highlights
The following is a summary of certain key financial results and non-financial events that occurred during and subsequent to the three and nine months ended July 31, 2012:

•	Revenues for the three months ended July 31, 2012 increased $31.0 million, or 18.0%, to $203.7 million, from $172.7 million for the three months ended July 31, 2011.

•	Gross profit for the three months ended July 31, 2012 increased $29.7 million, or 115.1%, to $55.5 million from $25.8 million for the third quarter of fiscal 2011.

•	Income before discontinued operations for the three months ended July 31, 2012 was $15.5 million, compared to $0.6 million for the same period of the prior year.

•	Adjusted EBITDA for the three months ended July 31, 2012 increased $24.3 million to $34.6 million, from $10.3 million for the three months ended July 31, 2011.

•
On September 5, 2012, we announced that we sold our global secondary clinical packaging and clinical distribution services business to Bellwyck Packaging Solutions, a private company with 20 years experience providing clinical trial and contract services for secondary packaging.

•
On August 13, 2012, we announced that Mark J. Kontny, Ph.D., President, Global Pharmaceutical Development Services and Chief Scientific Officer was no longer with the Company. In connection with Mr. Kontny's employment agreement, we expect to incur a severance charge of approximately $0.4 million in the fourth quarter of fiscal 2012.

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

Puerto Rico Operations
We closed our Carolina facility in Puerto Rico effective January 31, 2009. We completed the sale of this property on February 17, 2012 for a nominal amount. The results of the Carolina operations have been reported in discontinued operations in the nine months ended July 31, 2012 and the three and nine months ended July 31, 2011.
In December 2009, we announced our plan to consolidate our Puerto Rico operations into our manufacturing site located in Manati and ultimately close or sell our plant in Caguas. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand, an offer received during fiscal 2010 to purchase the facility was rescinded. The transition will continue beyond the end of calendar year 2012, and we now estimate the total project repositioning expenses to be $13.2 million, of which $12.3 million has been incurred as of July 31, 2012. The consolidation also results in accelerated depreciation of Caguas assets of approximately $12.0 million over the life of the project. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations.

Results of Operations
The results of the Carolina operations have been segregated and reported as discontinued operations for the three months ended July 31, 2011.

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

	Three months ended July 31,
	2012	2011	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	203.7	172.7	31.0	18.0
Cost of goods sold	148.2	146.9	1.3	0.9
Gross profit	55.5	25.8	29.7	115.1
Selling, general and administrative expenses	29.9	31.7	(1.8)	(5.7)
Repositioning expenses	0.1	1.9	(1.8)	(94.7)
Gain on sale of capital assets	—	(0.1)	(0.1)	(100.0)
Operating income (loss)	25.5	(7.7)	33.2	—
Interest expense, net	6.8	6.3	0.5	7.9
Foreign exchange loss (gain), net	0.4	(3.6)	(4.0)	(111.1)
Other income, net	(0.5)	(6.3)	(5.8)	(92.1)
Income (loss) from continuing operations before income taxes	18.8	(4.1)	22.9	558.5
Provision for (benefit from) income taxes	3.3	(4.7)	(8.0)	(170.2)
Income before discontinued operations	15.5	0.6	14.9	—
Loss from discontinued operations	—	(0.2)	0.2	—
Net income attributable to restricted voting shareholders	15.5	0.4	15.1	—
Basic and diluted income (loss) per share
From continuing operations	$0.120	$0.005
From discontinued operations	—	$(0.002)
	$0.120	$0.003
Weighted-average number of shares outstanding during period—basic (in thousands)	129,168	129,168
Weighted-average number of shares outstanding during period—diluted (in thousands)	129,200	129,168

Operating (Loss) Income Summary
Revenues for the three months ended July 31, 2012 increased $31.0 million, or 18.0%, to $203.7 million, from $172.7 million for the three months ended July 31, 2011. Excluding currency fluctuations, revenues for the three months ended July 31, 2012 would have been approximately 24.1% higher than the same period of the prior year. CMO revenues for the three months ended July 31, 2012 increased $29.6 million, or 21.3%, to $168.3 million, from $138.7 million for the three months ended July 31, 2011. The increase was primarily due to stronger results from our North American and Italian operations. PDS revenues for the three months ended July 31, 2012 increased $1.4 million, or 4.1%, to $35.4 million, from $34.0 million for the three months ended July 31, 2011 primarily due to stronger results in our Cincinnati and Toronto operations, partially offset by weakness across other sites.
Gross profit for the three months ended July 31, 2012 increased $29.7 million, or 115.1%, to $55.5 million, from $25.8 million for the three months ended July 31, 2011. Increase in gross profit was primarily due to higher volume and an increase in gross profit margin to 27.2% for the three months ended July 31, 2012 from 15.8% for the three months ended July 31, 2011. The increase in gross profit margin was driven by savings from our operational excellence initiatives, favorable material mix and lower depreciation as a result of our asset impairments in Swindon and Caguas of $2.8 million, partially offset by higher inventory write-off of $2.0 million. Foreign exchange rates had a negative impact of $1.6 million on gross profit in the three months ended July 31, 2012 versus the same period in the prior year.
Selling, general and administrative expenses for the three months ended July 31, 2012 decreased $1.8 million, or 5.7%, to $29.9 million, from $31.7 million for the three months ended July 31, 2011. The decrease was primarily due to lower consulting fees related to our strategic and operational review and transformation of $1.5 million, and lower compensation expense of $0.5 million. Foreign exchange rates had a favorable impact of $1.2 million on selling, general and administrative expenses in the three months ended July 31, 2012 versus the same period in the prior year.
Repositioning expenses for the three months ended July 31, 2012 decreased $1.8 million, or 94.7%, to $0.1 million, from $1.9 million for the same period of the prior year. The decrease was primarily due to lower expenses in connection with the Caguas closure and consolidation.
Operating income (loss) for the three months ended July 31, 2012 increased $33.2 million to income of $25.5 million (12.6% of revenues), from a loss of $7.7 million (-4.5% of revenues) for the three months ended July 31, 2011 as a result of the factors discussed above.
Foreign Exchange Losses (Gains)
Foreign exchange loss for the three months ended July 31, 2012 was $0.4 million, compared to a gain of $3.6 million for the same period of the prior year. The foreign exchange loss for the three months ended July 31, 2012 was primarily due to hedge losses, partially offset by operating exposures. The foreign exchange gain for the three months ended July 31, 2011 was from operating and hedge gains. The hedging contracts resulted in losses of less than $0.5 million for the three months ended July 31, 2012 compared to gains of $1.7 million for the three months ended July 31, 2011.
Income (loss) from Continuing Operations Before Income Taxes
We reported income from continuing operations before income taxes of $18.8 million for the three months ended July 31, 2012, compared to a loss of $4.1 million for the three months ended July 31, 2011. The operating items discussed above were the primary drivers of the year over year variance.
Income Taxes
Income taxes were an expense of $3.3 million for the three months ended July 31, 2012, compared to a benefit of $4.7 million for the three months ended July 31, 2011. The increase in tax expense was primarily driven by the mix of income and loss from our operating units and pre-tax losses in some entities for which no tax benefits were recognized.
Income before Discontinued Operations and Income Per Share from Continuing Operations
We recorded income before discontinued operations for the three months ended July 31, 2012 of $15.5 million, compared to $0.6 million for the three months ended July 31, 2011. The basic and diluted income per share from continuing operations for the three months ended July 31, 2012 was 12.0¢ compared to 0.5¢ for the three months ended July 31, 2011.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for the three months ended July 31, 2012 and 2011 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in “Note 2—Discontinued operation, plant consolidations and asset impairments.” There was no loss from discontinued operations for the three months ended July 31, 2012. The loss from discontinued operations for the three months ended July 31, 2011 was $0.2 million, or 0.2¢ per share. These costs relate to the final wind down of the Carolina facility.
Net Income Attributable to Restricted Voting Shareholders and Income Per Share

Net income attributable to restricted voting shares for the three months ended July 31, 2012 was $15.5 million, or 12.0¢ per share for both basic and diluted, compared to $0.4 million, or 0.3¢ per share, for the three months ended July 31, 2011.
The computation of net income per share did not include 12,996,416 and 12,725,924 outstanding options in the three months ended July 31, 2012 and 2011, respectively, because such options were anti-dilutive in nature.
Revenues and Adjusted EBITDA by Business Segment
The following discussion provides information regarding our business segments. References in this MD&A to “Adjusted EBITDA” are to income (loss) before discontinued operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive (loss) income, refinancing expenses, gains and losses on sale of capital assets, gain on extinguishment of debt, income taxes, asset impairment charges, depreciation and amortization and other income and expenses. “Adjusted EBITDA margin” is Adjusted EBITDA as a percentage of revenues.
Since Adjusted EBITDA is a non-GAAP measure that does not have a standardized meaning, it may not be comparable to similar measures presented by other issuers. Readers are cautioned that Adjusted EBITDA should not be construed as an alternative to income (loss) before discontinued operations determined in accordance with accounting principles generally accepted in the United States as an indicator of performance. Adjusted EBITDA is used by management as an internal measure of profitability. We have included Adjusted EBITDA because we believe that this measure is used by certain investors to assess our financial performance before non-cash charges and certain costs that we do not believe are reflective of our underlying business.

A reconciliation of Adjusted EBITDA to income (loss) before discontinued operations is set forth below:

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
(in millions of U.S. dollars)	$	$	$	$
Adjusted EBITDA	34.6	10.3	35.2	51.9
Depreciation and amortization	(9.3)	(12.6)	(30.8)	(41.0)
Repositioning expenses	(0.1)	(1.9)	(6.9)	(3.4)
Interest expense, net	(6.8)	(6.3)	(19.8)	(19.0)
Impairment charge	—	—	(57.9)	—
Gain (loss) on sale of capital assets	—	0.1	—	(0.1)
(Provision for) benefit from income taxes	(3.3)	4.7	(3.6)	(0.1)
Other	0.4	6.3	0.5	5.7
Income (loss) before discontinued operations	15.5	0.6	(83.3)	(6.0)

The following provides certain information regarding our business segments for the three months ended July 31, 2012 and 2011:

	Three months ended July 31,
	2012	2011	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	94.4	72.9	21.5	29.5
Europe	73.9	65.8	8.1	12.3
Total Commercial Manufacturing	168.3	138.7	29.6	21.3
Pharmaceutical Development Services	35.4	34.0	1.4	4.1
Total Revenues	203.7	172.7	31.0	18.0
Adjusted EBITDA
Commercial Manufacturing
North America	19.3	9.3	10.0	107.5
Europe	16.9	2.2	14.7	668.2
Total Commercial Manufacturing	36.2	11.5	24.7	214.8
Pharmaceutical Development Services	7.9	7.7	0.2	2.6
Corporate Costs	(9.5)	(8.9)	0.6	6.7
Total Adjusted EBITDA	34.6	10.3	24.3	235.9

Commercial Manufacturing
Total CMO revenues for the three months ended July 31, 2012 increased $29.6 million, or 21.3%, to $168.3 million, from $138.7 million for the three months ended July 31, 2011. Had local currency exchange rates remained constant to the rates of the three months ended July 31, 2011, CMO revenues for the three months ended July 31, 2012 would have been approximately 28.4% higher than the same period of the prior year.
North American CMO revenues for the three months ended July 31, 2012 increased $21.5 million, or 29.5%, to $94.4 million, from $72.9 million for the three months ended July 31, 2011. The increase was due to an increase in customer demand across all North American sites.
European CMO revenues for the three months ended July 31, 2012 increased $8.1 million, or 12.3%, to $73.9 million, from $65.8 million for the three months ended July 31, 2011. Had European currency exchange rates remained constant to the rates of the three months ended July 31, 2011, European CMO revenues for the three months ended July 31, 2012 would have been approximately 26.9% higher than the same period of the prior year. The increase was primarily due to increases in our Italian operations, partially offset by weakness in Bourgoin and Swindon.

Total CMO Adjusted EBITDA for the three months ended July 31, 2012 increased $24.7 million, or 214.8%, to $36.2 million, from $11.5 million for the three months ended July 31, 2011. This represents an Adjusted EBITDA margin of 21.5% for the three months ended July 31, 2012 compared to 8.3% for the three months ended July 31, 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the three months ended July 31, 2011, CMO Adjusted EBITDA for the three months ended July 31, 2012 would have been approximately $4.3 million higher. The increase was driven by higher volumes, improved margins driven by our operational excellence initiatives and favorable material mix, and lower consulting and compensation costs of $2.7 million, partially offset by higher foreign exchange losses of $2.8 million, and an increase in inventory write-offs of $1.8 million.
North American Adjusted EBITDA for the three months ended July 31, 2012 increased $10.0 million, to $19.3 million, from $9.3 million for the three months ended July 31, 2011. The increase was primarily driven by higher volumes, favorable material mix and margins as a result of our operational excellence initiatives and lower consulting fees of $1.8 million, partially offset by reduction of foreign exchange gains of $2.9 million. North American CMO recorded $0.1 million in estimated repositioning expenses relating to the Puerto Rican operations in the three months ended July 31, 2012 that were not included in Adjusted EBITDA.
European Adjusted EBITDA for the three months ended July 31, 2012 increased $14.7 million, to $16.9 million, from $2.2 million for the three months ended July 31, 2011. The increase was primarily driven by higher volumes, favorable material mix and margins as a result of our operational excellence initiatives and lower compensation, consulting and other administrative costs of $2.3 million, partially offset by an increase in inventory write-offs of $1.4 million.
Pharmaceutical Development Services

Total PDS revenues for the three months ended July 31, 2012 increased by $1.4 million, or 4.1%, to $35.4 million, from $34.0 million for the three months ended January 31, 2011. Had the local currency rates remained constant to the three months ended July 31, 2011, PDS revenues for the three months ended July 31, 2012 would have been 6.5% higher than the same period of the prior year. Higher development activities from new contracts across most sites contributed to the improved performance.
Total PDS Adjusted EBITDA for the three months ended July 31, 2012 increased by $0.2 million, or 2.6%, to $7.9 million, from $7.7 million for the three months ended July 31, 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the three months ended July 31, 2011, PDS Adjusted EBITDA for the three months ended July 31, 2012 would have been approximately $0.2 million higher than reported. Included in the current quarter was $0.7 million in consulting costs relating to our strategic initiatives.
Corporate Costs
Corporate costs for the three months ended July 31, 2012 increased $0.6 million, or 6.7%, to $9.5 million, from $8.9 million for the three months ended July 31, 2011, primarily due to $0.7 million in reduced foreign exchange gains versus the prior year.

Nine Months Ended July 31, 2012 Compared to Nine Months Ended July 31, 2011

	Nine months ended July 31,
	2012		2011	$	%
(in millions of U.S. dollars)	$		$	Change	Change
Revenues	539.1		518.4	20.7	4.0
Cost of goods sold	435.2		420.1	15.1	3.6
Gross profit	103.9		98.3	5.6	5.7
Selling, general and administrative expenses	99.0		84.3	14.7	17.4
Repositioning expenses	6.9		3.4	3.5	102.9
Impairment charge	57.9	—	—	57.9	—
Loss on sale of capital assets	—		0.1	(0.1)	(100.0)
Operating (loss) income	(59.9)		10.5	(70.4)	(670.5)
Interest expense, net	19.8		19.0	0.8	4.2
Foreign exchange loss, net	0.6		3.2	(2.6)	(81.3)
Other income, net	(0.6)		(5.8)	(5.2)	(89.7)
Loss from continuing operations before income taxes	(79.7)		(5.9)	(73.8)	—
Provision for income taxes	3.6		0.1	3.5	—
Loss before discontinued operations	(83.3)		(6.0)	(77.3)	—
Loss from discontinued operations	(0.2)		(0.5)	(0.3)	(60.0)
Net loss attributable to restricted voting shareholders	(83.5)		(6.5)	(77.0)	—
Basic and diluted loss per share
From continuing operations	(0.645)		(0.046)
From discontinued operations	(0.002)		(0.004)
	(0.647)		(0.050)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	129,168		129,168

Operating Income Summary
Revenues for the nine months ended July 31, 2012 increased $20.7 million, or 4.0%, to $539.1 million, from $518.4 million for the nine months ended July 31, 2011. Excluding currency fluctuations, revenues for the nine months ended July 31, 2012 would have been approximately 7.1% higher than the same period of the prior year. CMO revenues for the nine months ended July 31, 2012 increased $12.3 million, or 2.9%, to $438.1 million, from $425.8 million for the nine months ended July 31, 2011. The increase was primarily due to stronger results from our North American and Italian operations, partially offset by the $50.3 million impact from the reservation fee and accelerated deferred revenue recorded in the first nine months of fiscal 2011. PDS revenues for the nine months ended July 31, 2012 increased $8.4 million, or 9.1%, to $101.0 million, from

$92.6 million for the nine months ended July 31, 2011, primarily driven by stronger results in our Cincinnati, Toronto and Swindon operations.
Gross profit for the nine months ended July 31, 2012 increased $5.6 million, or 5.7%, to $103.9 million, from $98.3 million for the nine months ended July 31, 2011. The increase in gross profit was primarily due to higher volumes and margin improvement from 18.9% in fiscal 2011 to 19.3% in fiscal 2012 resulting from our transformation initiatives and decrease in depreciation expenses of $8.3 million, which more than offset the unfavorable mix associated with replacing the reservation fee and deferred revenues with ongoing production at lower margins. Gross profit in the nine month period would have increased by $55.9 million, or 116.5%, excluding the benefit from the prior year reservation fee and accelerated deferred revenue.
Selling, general and administrative expenses for the nine months ended July 31, 2012 increased $14.7 million, or 17.4%, to $99.0 million, from $84.3 million for the nine months ended July 31, 2011. The increase was primarily due to $9.7 million of higher consulting fees related to our strategic and operational review and transformation, $3.8 million of higher compensation expense and $1.0 million of higher travel and entertainment expenses. Foreign exchange had a favorable impact of $2.1 million on selling, general and administrative expenses versus the prior year.
Repositioning expenses for the nine months ended July 31, 2012 increased $3.5 million, or 102.9%, to $6.9 million, from $3.4 million for the same period of the prior year. The increase was primarily due to the Plan of Termination which required us to record approximately $5.4 million of estimated expenses associated with employee termination benefits during the second quarter of fiscal 2012, partially offset by higher accruals in the nine months ended July 31, 2011 related to the Caguas transition.
Impairment charges for the nine months ended July 31, 2012 were $57.9 million relating to the winding down or transferring PDS and non-cephalosporin commercial production from our Swindon, U.K. facility to other facilities.
Operating (loss) income for the nine months ended July 31, 2012 decreased $70.4 million, to a loss of $59.9 million (-11.2% of revenues), from income of $10.5 million (2.1% of revenues) for the nine months ended July 31, 2011 as a result of the factors discussed above.
Foreign Exchange Losses
Foreign exchange loss for the nine months ended July 31, 2012 was $0.6 million, compared to $3.2 million for the same period of the prior year. The foreign exchange loss for the nine months ended July 31, 2012 was primarily due to hedging losses, partially offset by operating exposures. The foreign exchange loss for the nine months ended July 31, 2011 was primarily due to operating exposures, partially offset by hedging gains. The hedging contracts resulted in losses of $0.8 million for the nine months ended July 31, 2012 compared to gains of $3.6 million for the nine months ended July 31, 2011.
Loss from Continuing Operations Before Income Taxes
We reported a loss from continuing operations before income taxes of $79.7 million for the nine months ended July 31, 2012, compared to a loss of $5.9 million for the nine months ended July 31, 2011. The operating items discussed above were the primary drivers of the year over year variance.
Income Taxes
Income taxes were an expense of $3.6 million for the nine months ended July 31, 2012, compared to an expense of $0.1 million for the nine months ended July 31, 2011. The increase in tax expense was primarily driven by lower income, the mix of income and loss from our operating units and pre-tax losses in some entities for which no tax benefits were recognized.
Loss before Discontinued Operations and Loss Per Share from Continuing Operations
We recorded a loss before discontinued operations for the nine months ended July 31, 2012 of $83.3 million, compared to $6.0 million for the nine months ended July 31, 2011. The loss per share from continuing operations for the nine months ended July 31, 2012 was 64.5¢ compared to 4.6¢ for the nine months ended July 31, 2011.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for the nine months ended July 31, 2012 and 2011 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in “Note 2—Discontinued operations, plant consolidations and asset impairments.” The loss from discontinued operations for the nine months ended July 31, 2012 was $0.2 million, or 0.2¢ per share, compared to a loss of $0.5 million, or 0.4¢ per share, for the nine months ended July 31, 2011. These costs relate to the final wind down of the Carolina facility.

Net Loss, Loss Attributable to Restricted Voting Shareholders and Loss Per Share
Net loss attributable to restricted voting shares for the nine months ended July 31, 2012 was $83.5 million, or 64.7¢ per share, compared to $6.5 million, or 5.0¢ per share, for the nine months ended July 31, 2011.
The computation of net loss per share did not include 13,028,718 and 12,725,924 outstanding options in the nine months ended July 31, 2012 and 2011, respectively, because such options were anti-dilutive in nature.

Revenues and Adjusted EBITDA by Business Segment

The following provides certain information regarding our business segments for the nine months ended July 31, 2012 and 2011:

	Nine months ended July 31,
	2012	2011	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	249.1	197.8	51.3	25.9
Europe	189.0	228.0	(39.0)	(17.1)
Total Commercial Manufacturing	438.1	425.8	12.3	2.9
Pharmaceutical Development Services	101.0	92.6	8.4	9.1
Total Revenues	539.1	518.4	20.7	4.0
Adjusted EBITDA
Commercial Manufacturing
North America	34.1	11.0	23.1	210.0
Europe	14.7	53.1	(38.4)	(72.3)
Total Commercial Manufacturing	48.8	64.1	(15.3)	(23.9)
Pharmaceutical Development Services	16.9	16.1	0.8	5.0
Corporate Costs	(30.5)	(28.3)	2.2	7.8
Total Adjusted EBITDA	35.2	51.9	(16.7)	(32.2)
Commercial Manufacturing
Total CMO revenues for the nine months ended July 31, 2012 increased $12.3 million, or 2.9%, to $438.1 million , from $425.8 million for the nine months ended July 31, 2011, primarily due to stronger results from our North American and Italian operations, offset by weakness in Swindon and Bourgoin. Had local currency exchange rates remained constant to the rates of the nine months ended July 31, 2011, CMO revenues for the nine months ended July 31, 2012 would have been approximately 6.4% higher than the same period of the prior year. Excluding the $50.3 million impact from the reservation fee and accelerated deferred revenue recorded in the first half of fiscal 2011, total CMO revenues for the nine months ended July 31, 2012 would have increased $62.6 million, or 16.7% from the same period of the prior year.
North American CMO revenues for the nine months ended July 31, 2012 increased $51.3 million, or 25.9%, to $249.1 million, from $197.8 million for the nine months ended July 31, 2011. The increase was due to an increase in customer demand across most North American sites.
European CMO revenues for the nine months ended July 31, 2012 decreased $39.0 million, or 17.1%, to $189.0 million, from $228.0 million for the nine months ended July 31, 2011. Had European currency exchange rates remained constant to the rates of the nine months ended July 31, 2011, European CMO revenues for the nine months ended July 31, 2012 would have been approximately 10.9% lower than the same period of the prior year. This reduction was primarily due to the non-recurrence of the $50.3 million in reservation fee and accelerated deferred revenue recorded in the first half of fiscal 2011, and weakness in Bourgoin, partially offset by stronger results from our Italian operations.

Total CMO Adjusted EBITDA for the nine months ended July 31, 2012 decreased $15.3 million, or 23.9%, to $48.8 million, from $64.1 million for the nine months ended July 31, 2011. This represents an Adjusted EBITDA margin of 11.2% for the nine months ended July 31, 2012 compared to 15.1% for the nine months ended July 31, 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the nine months ended July 31, 2011, CMO Adjusted EBITDA for the nine months ended July 31, 2012 would have been approximately $0.6 million higher than reported.

The decrease was driven by the unfavorable material mix primarily from replacing the reservation fee and accelerated deferred revenue with other production and $7.9 million in consulting fees related to our strategic initiatives, partially offset by improving margins across our sites as a result of our transformation initiatives and higher volumes.
North American Adjusted EBITDA for the nine months ended July 31, 2012 increased $23.1 million, to $34.1 million, from $11.0 million for the nine months ended July 31, 2011. The increase was primarily driven by higher volumes, margin improvements resulting from the transformation initiatives, partially offset by $2.0 million in consulting fees related to our strategic initiatives. North American CMO recorded $2.3 million in estimated repositioning expenses relating to the Plan of Termination and Puerto Rican operations in the nine months ended July 31, 2012 that were not included in Adjusted EBITDA.
European Adjusted EBITDA for the nine months ended July 31, 2012 decreased $38.4 million, or 72.3%, to $14.7 million, from $53.1 million for the nine months ended July 31, 2011. The decrease was primarily driven by the lower revenue resulting from the non-recurrence of the $50.3 million in reservation fee and accelerated deferred revenue recorded in the first half of fiscal 2011 and $5.9 million in consulting fees related to our strategic initiatives, partially offset by improving margins in fiscal 2012 as a result of our strategic initiatives and a reduction of foreign exchange losses of $1.0 million. European CMO recorded $1.5 million in estimated repositioning expenses relating to the Plan of Termination, and $55.1 million in an asset impairment charge in the nine months ended July 31, 2012 that were not included in Adjusted EBITDA.

Pharmaceutical Development Services
Total PDS revenues for the nine months ended July 31, 2012 increased by $8.4 million, or 9.1%, to $101.0 million, from $92.6 million for the nine months ended July 31, 2011. Had the local currency rates remained constant to the nine months ended July 31, 2011, PDS revenues for the nine months ended July 31, 2012 would have been 10.6% higher than the same period of the prior year. Higher development activities from new contracts across most sites contributed to the improved performance.
Total PDS Adjusted EBITDA for the nine months ended July 31, 2012 increased by $0.8 million, or 5.0%, to $16.9 million, from $16.1 million for the nine months ended July 31, 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the nine months ended July 31, 2011, PDS Adjusted EBITDA for the nine months ended July 31, 2012 would have been approximately $0.5 million higher than reported. Improved revenues contributed to the higher Adjusted EBITDA, partially offset by $2.3 million in consulting fees related to our strategic initiatives. PDS recorded $3.1 million in estimated repositioning expenses relating to the Plan of Termination and $2.8 million in an asset impairment charge in the nine months ended July 31, 2012 that were not included in Adjusted EBITDA.
Corporate Costs
Corporate costs for the nine months ended July 31, 2012 increased $2.2 million, or 7.8%, to $30.5 million, from $28.3 million for the nine months ended July 31, 2011 primarily due to higher incentive based compensation, consulting fees of $0.9 million and marketing expenses of $0.9 million, partially offset by $3.3 million in reduced foreign exchange losses versus the prior year.

Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $35.4 million at July 31, 2012 and $33.4 million at October 31, 2011. Our total debt was $310.4 million at July 31, 2012 and $281.2 million at October 31, 2011.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended July 31,
	2012	2011
(in millions of U.S. dollars)	$	$
Cash provided by operating activities of continuing operations	7.2	12.2
Cash used in operating activities of discontinued operations	(0.4)	(0.5)
Cash provided by operating activities	6.8	11.7
Cash used in investing activities	(32.7)	(30.9)
Cash provided by (used in) financing activities	30.3	(0.1)
Other	(2.4)	5.3
Net increase (decrease) in cash and cash equivalents during the period	2.0	(14.0)

Cash Provided by Operating Activities
Cash provided by operating activities from continuing operations for the nine months ended July 31, 2012 decreased $5.0 million, to $7.2 million, from $12.2 million for the nine months ended July 31, 2011. In the current year, improved operating performance was offset by consulting and repositioning expense payments. Prior year cash from operations was primarily driven by the receipt of $29.3 million for the reservation fee and $14.0 million from the insurance claim settlement in Swindon, partially offset by the voluntary pension contribution in the U.K. of $4.9 million and cash used in operations.
Cash used in operating activities from discontinued operations for the nine months ended July 31, 2012 decreased $0.1 million, to $0.4 million, from $0.5 million for the nine months ended July 31, 2011.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Nine months ended July 31,
	2012	2011
(in millions of U.S. dollars)	$	$
Cash used in investing activities of continuing operations	(32.8)	(30.9)
Cash provided by investing activities of discontinued operations	0.1	—
Cash used in investing activities	(32.7)	(30.9)
Cash used in investing activities from continuing operations for the nine months ended July 31, 2012 increased $1.9 million, or 6.2%, to $32.8 million, from $30.9 million for the nine months ended July 31, 2011 due to increased capital spend.
Our principal ongoing investment activities are project-related and sustaining capital programs at our network of sites. The majority of our capital allocation is normally invested in project-related programs, which are defined as outlays that will generate growth in capacity and revenues, while sustaining expenditures related to the preservation of existing assets and capacity.

Cash Provided by (Used in) Financing Activities
The following table summarizes the cash used in financing activities for the periods indicated:

	Nine months ended July 31,
	2012	2011
(in millions of U.S. dollars)	$	$
Increase in short-term borrowings	0.9	1.3
Increase in long-term debt	35.5	6.0
Repayment of long-term debt	(6.1)	(7.4)
Cash provided by (used in) financing activities	30.3	(0.1)

Cash provided by financing activities for the nine months ended July 31, 2012 was $30.3 million compared to cash used of $0.1 million for the nine months ended July 31, 2011, due to higher aggregate borrowings primarily from our ABL during the nine months ended July 31, 2012.

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
Financing Ratios
Total interest-bearing debt at July 31, 2012 was $310.4 million, $29.2 million higher than at October 31, 2011. At July 31, 2012, our consolidated ratio of interest-bearing debt to shareholders' equity was 215%, compared to 118% at October 31, 2011.

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
Recent Accounting Pronouncements
See “Note 1—Accounting policies—Recently issued accounting pronouncements” to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Critical Accounting Estimates
For information about our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our 2011 Form 10-K.
Seasonality
Seasonality influences our revenues as some of our CMO and PDS operations have traditionally been lower in our first fiscal quarter. We attribute this trend to several factors, including (i) the reassessment by many customers of their need for additional product in the last quarter of the calendar year in order to use existing inventories of products; (ii) the lower production of seasonal cough and cold remedies in the first fiscal quarter; (iii) limited project activity towards the end of the calendar year by many small pharmaceutical and biotechnology customers involved in PDS projects in order to reassess progress on their projects and manage cash resources; and (iv) the Patheon-wide facility shutdown during a portion of the traditional holiday period in December and January.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
Our business is conducted in several currencies—Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations and Euros, U. S. dollars and British Sterling for our European operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities’ costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In the nine months ended July 31, 2012, approximately 90% of the revenues and 10% of the operating expenses of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on our current U.S. denominated net inflows, for each 10% change in the Canadian-U.S. dollar exchange rate, the annual impact on pre-tax income, excluding any hedging activities, would be approximately $17.1 million.
To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of July 31, 2012, we had entered into 97 foreign exchange forward contracts and collars covering approximately 80% of our Canadian-U.S. dollar cash flow exposures for fiscal 2012 and had one forward exchange forward contract covering our Euro-U.S. dollar cash flow. See “Note 10—Financial instruments and risk management” to our unaudited consolidated financial statements. We do not hedge any of our other foreign exchange exposures. Our foreign exchange forward contracts and collars mature at various dates through April 2014 and have an aggregate fair value of $131.5 million. As of July 31, 2012, an adverse exchange rate movement of 10% against our foreign exchange forward contracts and collars would result in a pre-tax loss of approximately $13.2 million.
Interest Rate Risk
As of July 31, 2012, our long-term debt consisted of the Notes, which have an aggregate principal amount of $280 million and bear interest at a fixed rate, and the $75 million ABL, which bears interest at a variable rate. As of July 31, 2012, we had borrowed $35.5 million under our ABL. Assuming a fully drawn ABL and a 100 basis point increase in applicable interest rates, our interest expense, net, would increase by $0.75 million on an annual basis.

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of July 31, 2012, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 31, 2012, our disclosure controls and procedures were effective in that they provided reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: September 13, 2012

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

101*
The following materials from Patheon Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Changes in Shareholders' Equity and (iv) the Notes to Unaudited Consolidated Financial Statements.

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