Form 10-Q
period 2013-01-31
PATHEON INC
filed 2013-03-08
CIK 1400431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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
919-226-3200
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 5, 2013, the registrant had 139,806,375 restricted voting shares outstanding.

Patheon Inc.

Item 1.        Financial Statements

Patheon Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of January 31, 2013	As of October 31, 2012
(in millions of U.S. dollars)	$	$
Assets
Current
Cash and cash equivalents	55.4	39.4
Accounts receivable	168.7	161.7
Inventories	141.7	82.3
Income taxes receivable	6.3	0.4
Prepaid expenses and other	11.4	11.9
Deferred tax assets - short-term	6.3	4.3
Total current assets	389.8	300.0
Capital assets	502.4	416.4
Intangible assets	74.4	—
Deferred financing costs	21.7	4.9
Deferred tax assets	1.3	—
Goodwill	43.9	3.5
Investments	7.2	6.3
Other long-term assets	12.2	11.8
Total assets	1,052.9	742.9
Liabilities and shareholders' equity
Current
Short-term borrowings	0.6	2.4
Accounts payable and accrued liabilities	193.1	186.2
Income taxes payable	7.4	5.7
Deferred revenues - short-term	17.6	13.9
Deferred tax liabilities - short-term	1.6	—
Current portion of long-term debt	5.8	—
Total current liabilities	226.1	208.2
Long-term debt	583.2	310.7
Deferred revenues	24.9	28.9
Deferred tax liabilities	55.6	23.0
Other long-term liabilities	47.5	47.8
Total liabilities	937.3	618.6
Shareholders' equity
Restricted voting shares	606.0	572.5
Contributed surplus	15.8	16.5
Accumulated deficit	(530.0)	(478.6)
Accumulated other comprehensive income	23.8	13.9
Total shareholders' equity	115.6	124.3
Total liabilities and shareholders' equity	1,052.9	742.9
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended January 31,
	2013	2012
(in millions of U.S. dollars, except per share information)	$	$
Revenues	213.5	153.9
Cost of goods sold	171.1	139.5
Gross profit	42.4	14.4
Selling, general and administrative expenses	35.2	34.5
Research and development	1.3	—
Repositioning expenses	4.0	0.8
Acquisition-related costs	4.4	—
Impairment charge	10.1	—
Gain on sale of capital assets	(0.3)	—
Operating loss	(12.3)	(20.9)
Interest expense, net	9.8	6.5
Foreign exchange loss (gain), net	0.8	(0.3)
Refinancing expenses	29.1	—
Other income, net	(0.4)	(0.1)
Loss from continuing operations before income taxes	(51.6)	(27.0)
Benefit from income taxes	(0.2)	(7.7)
Loss from continuing operations	(51.4)	(19.3)
Loss from discontinued operations	—	(0.1)
Net loss attributable to restricted voting shareholders	(51.4)	(19.4)
Basic and diluted loss per share
From continuing operations	($0.384)	($0.149)
From discontinued operations	—	($0.001)
Net loss per share, basic and diluted	($0.384)	($0.150)
Weighted-average number of shares outstanding (in thousands)
Basic	133,849	129,639
Diluted	133,849	129,639
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended January 31,
(in millions of U.S. dollars)	2013	2012
	$	$
Net loss attributable to restricted voting shareholders	(51.4)	(19.4)
Other comprehensive income (losses), net of income taxes
Change in foreign currency gains (losses) on investments in subsidiaries, net of hedging activities	9.6	(12.4)
Change in value of derivatives designated as foreign currency cash flow hedges	0.4	(0.1)
(Losses) gains on foreign currency cash flow hedges reclassified to consolidated statements of loss	(0.4)	0.2
Net change in pension liability	0.3	(0.1)
Comprehensive loss attributable to restricted voting shareholders	(41.5)	(31.8)
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in millions of U.S. dollars)	Restricted Voting Shares	Contributed Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at October 31, 2012	$572.5	$16.5	$(478.6)	$13.9	$124.3
Proceeds from equity offering, net	29.1	—	—	—	29.1
Stock options exercised	4.4	(1.5)	—	—	2.9
Stock-based compensation	—	0.8	—	—	0.8
Comprehensive income (loss):
Net loss attributable to restricted voting shareholders	—	—	(51.4)	—	(51.4)
Change in foreign currency translation on investments in subsidiaries, net of hedging activities	—	—	—	9.6	9.6
Change in value of derivatives designated as foreign currency cash flow hedges	—	—	—	0.4	0.4
Losses on foreign currency hedges reclassified to consolidated statement of operations	—	—	—	(0.4)	(0.4)
Net change in pension liability	—	—	—	0.3	0.3
Subtotal	—	—	(51.4)	9.9	(41.5)
Balance at January 31, 2013	$606.0	$15.8	$(530.0)	$23.8	$115.6
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended January 31,
	2013	2012
(in millions of U.S. dollars)	$	$
Operating activities
Loss from continuing operations	(51.4)	(19.3)
Adjustments to reconcile loss from continuing operations to cash (used in) provided by operating activities
Depreciation and amortization	11.0	10.6
Impairment charge	10.1	—
Foreign exchange loss on debt	0.1	—
Other non-cash interest	4.9	0.3
Change in other long-term assets and liabilities	(1.6)	(0.5)
Deferred income taxes	(1.0)	(0.9)
Amortization of deferred revenues	(4.2)	(2.4)
Gain on sale of capital assets	(0.3)	—
Stock-based compensation expense	0.8	1.0
	(31.6)	(11.2)
Net change in non-cash working capital balances related to continuing operations	19.7	16.1
Increase in deferred revenues	5.6	5.3
Cash (used in) provided by operating activities of continuing operations	(6.3)	10.2
Cash used in operating activities of discontinued operations	—	(0.3)
Cash (used in) provided by operating activities	(6.3)	9.9
Investing activities
Additions to capital assets	(8.4)	(6.5)
Proceeds on sale of capital assets	0.4	—
Acquisitions, net of cash acquired	(258.9)	—
Cash used in investing activities	(266.9)	(6.5)
Financing activities
Decrease in short-term borrowings	—	(1.3)
Proceeds from long-term borrowings	592.1	—
Increase in deferred financing costs	(21.7)	—
Repayment of debt, net of penalty payment	(315.8)	(1.6)
Share issuance costs	(0.9)	—
Proceeds on issuance of restricted voting shares	32.9	—
Cash provided by (used in) financing activities	286.6	(2.9)
Effect of exchange rate changes on cash and cash equivalents	2.6	(1.4)
Net increase (decrease) in cash and cash equivalents during the period	16.0	(0.9)
Cash and cash equivalents, beginning of period	39.4	33.4
Cash and cash equivalents, end of period	55.4	32.5
see accompanying notes

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared by Patheon Inc. (the "Company" or "Patheon") in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2013 ("fiscal 2013"). These consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2012 ("fiscal 2012") contained in the Company's Annual Report on Form 10-K for the year then ended.
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
Changes in significant accounting policies
In connection with the Banner Acquisition (described in Note 2), the following accounting policies became more significant to the Company:
Revenue recognition on product sales

The Company now manufactures and sells proprietary products. With respect to the sales of these products, the Company recognizes revenue when title has transferred to the customer and the customer has assumed the risks and rewards of ownership. The Company also has agreements with various distributors that allow the Company to share in product profits. The Company recognizes these profits once the distributor ships the product and title passes to the distributor's customer. The Company does not offer return policies to their distributors except for through their warranty provision for defective products.

Goodwill
As a result of the Banner Acquisition, the Company recorded goodwill representing the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. The Company tests goodwill for impairment at least annually in the fiscal fourth quarter, or when indications of potential impairment exist. The Company monitors for the existence of potential impairment indicators throughout the fiscal year. Testing is performed with respect to each of the Company's reporting units that have been allocated goodwill, which the Company has determined are the sites within its CMO segment.
If our qualitative assessment reveals that goodwill impairment is more likely than not, we perform the two-step impairment test. Alternatively, we may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test.
During the first step of the goodwill impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure possible goodwill impairment loss. During the second step, the Company hypothetically values the reporting unit's tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination. The Company then compares the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit's goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit.
Intangible Assets

As a result of the Banner Acquisition, the Company has recorded various intangible assets, including technology, in process research and development, customer relationships and trade name. The Company will test for definite lived intangible assets whenever events or changes in circumstances indicate that the carrying amount will not be recoverable. If such indicators are present, the Company assesses the recoverability of the intangible assets by determining whether the carrying

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

value of such assets can be recovered through undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying amount, the excess of the carrying amount over the estimated fair value, based on the discounted cash flows, is recorded as a charge to earnings.
Research and development expenses
The Company now has research and development costs that are expensed as incurred. These expenses relate to proprietary research and development efforts and consist of salaries and benefits, supplies and other costs.
Recently adopted accounting pronouncements

Effective November 1, 2012, the Company adopted Accounting Standards Update ("ASU") 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"), which amends U.S. GAAP Accounting Standards Codification ("ASC") 350, "Intangible Assets-Goodwill and Other." Under ASU 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Effective November 1, 2012, the Company adopted ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02, was promulgated to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 is intended to simplify indefinite-lived intangible impairment testing by allowing an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Effective November 1, 2012, the Company adopted ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP" ("ASU 2011-05"). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. The amendments are effective for annual reporting periods beginning on or after December 15, 2011, and interim periods within those annual periods. However, in December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. Other than a change in presentation, the the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Recently issued accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires enhanced disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements.

2.    BANNER ACQUISITION

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Background
On December 14, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Sobel USA Inc., a Delaware corporation, and Banner Pharmacaps Europe B.V., a private limited company organized under the laws of The Netherlands (collectively "Banner") from Sobel Best N.V. and VION Holding, N.V., each corporations organized under the laws of The Netherlands, for an aggregate purchase price of approximately $271.6 million (the "Banner Acquisition"). Banner is a pharmaceutical business focused on delivering proprietary softgel formulations, with four manufacturing facilities and a number of proprietary technologies and products.

Purchase price allocation

The Banner Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Subtopic 805-10, "Business Combinations," and the fair value concepts set forth in ASC Subtopic 820-10, "Fair Value Measurements and Disclosures". Under ASC 805-10, the total purchase price for Banner was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The allocation of the purchase price is based on estimates and assumptions that are subject to change within the measurement period. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was recorded as goodwill. Goodwill largely consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.

The initial purchase price allocation for the Banner Acquisition is as follows:

$
Cash and cash equivalents	12.7
Accounts receivable	55.1
Inventories	54.2
Income taxes receivable	4.3
Prepaid expenses and other	3.6
Deferred tax assets-short-term	1.7
Capital assets	90.7
Intangible assets	75.1
Goodwill	40.5
Deferred tax assets - long-term	0.1
Other long-term assets	0.3
Accounts payable and accrued liabilities	(32.6)
Deferred tax liabilities - short-term	(0.4)
Other long-term liabilities	(1.4)
Deferred tax liabilities-long-term	(32.3)
Total purchase price	271.6

The Company recorded all of the $40.5 million of goodwill to its CMO segment. In addition, the Company does not expect any of the goodwill to be tax deductible.

Valuations of intangible assets acquired

The weighted-average life of the acquired intangible assets is approximately 11.0 years. The following table sets forth the components of the acquired intangible assets by type:

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Estimated Fair Value	Estimated Useful Life (in years)
	$
Trade names	0.8	5-6
Technology	46.4	10-12
Customer relationships	11.1	7-12
In-process research and development(1)	16.8	Indefinite
Total	75.1
(1) In process research and development is currently classified as indefinite-lived intangible assets and will either begin to be amortized upon product approvals or written-off if not approved.

Purchase price allocation and pre-acquisition adjustments

The Company continues to evaluate pre-acquisition contingencies, working capital and tax balances including deferred tax assets and liabilities relating to Banner that existed as of the acquisition date. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included as an adjustment to the purchase price allocation during the measurement period.

Financial results of the acquired business

The revenues and net loss of Banner for the period from December 15, 2012 through January 31, 2013 included in the consolidated statement of operations are as follows:

Revenues	$23.3	$—
Loss from continuing operations	(2.4)	—

Unaudited pro forma financial information
The following table presents pro forma results of operations and gives effect to the Banner Acquisition as if the transaction had been consummated on November 1, 2011. These unaudited pro forma combined financial statements are provided for informational purposes only and are not necessarily indicative of what the actual results of operations and financial position would have been had the transactions taken place on the dates indicated, nor are they indicative of the future consolidated results of operations or financial position of the combined companies.

	Three months ended January 31,
	2013	2012
	$	$
Revenues	247.1	228.5
Loss from continuing operations	(29.7)	(18.4)
Loss per share from continuing operations, basic and diluted	(0.22)	(0.14)

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Banner, reflecting the Company's and Banner's combined results of operations for the three month periods ended January 31, 2013 and 2012. The historical financial information has been adjusted to give effect to the pro forma events that are (i) directly attributable to the Banner Acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results of the Company and Banner. The unaudited pro forma consolidated results reflect primarily the following pro forma adjustments:

•	additional interest expense and related refinancing costs related to the long-term debt used to fund the acquisition;

•	additional amortization expense related to the fair-value of identifiable intangible assets acquired;

•
additional cost of goods sold resulting from an increase in the fair value of acquired inventory and an increase in depreciation expense relating to the fair values of acquired property and equipment; and

•	removal of acquisition-related costs.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

3.    DISCONTINUED OPERATIONS, PLANT CONSOLIDATIONS, SALES AND ASSET IMPAIRMENTS
Puerto Rico
The Company announced on December 10, 2009 its plan to consolidate its Puerto Rico operations into its manufacturing site located in Manati and ultimately sell its plant in Caguas. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand, the transition will continue into fiscal 2013. The Company now estimates the total project repositioning expenses to be $13.7 million, of which an additional $0.3 million was recorded in the three months ended January 31, 2013. The consolidation resulted in additional accelerated depreciation of Caguas assets of approximately $12.0 million through the middle of fiscal 2013. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements.
The results of discontinued operations for the Company's Carolina facility (which the Company closed effective January 31, 2009) for the three months ended January 31, 2013 and 2012 are as follows:

	Three months ended January 31,
	2013	2012
	$	$
Revenues	—	—
Cost of goods sold	—	—
Gross loss	—	—
Selling, general and administrative expenses	—	0.1
Gain on sale of capital assets	—	—
Operating loss	—	(0.1)
Loss before income taxes	—	(0.1)
Net loss for the period	—	(0.1)

On February 17, 2012, the Company finalized the sale of its Carolina, Puerto Rico facility for a nominal amount.
Canada

Subsequent to the closing of the Banner Acquisition, the Company performed a review of Banner's facilities and decided to close the Olds, Canada facility by October 31, 2013. As a result of this decision, the Company conducted an impairment analysis on the long-term assets at this facility. Based on this analysis, which is discussed more fully below, the Company concluded that a non-cash impairment charge of $10.0 million was required to reduce the carrying value of the long-term assets to their fair value and that a non-cash impairment charge of 0.1 million was required to reduce the carrying value of the goodwill allocated to the Olds, Canada reporting unit to its fair value. The impairment charges reduced assets in the CMO segment by a total of $10.1 million. The carrying value of this property was reduced to its estimated fair value of $4.9 million, which represents the salvage value of the building and land, less costs to sell, that was determined based upon an appraisal value (Level 2 valuation inputs). These facility assets will remain as held and used until a plan of sale has been initiated and the site is in a condition for immediate sale.

To determine whether any impairment charge was required with respect to the long-term assets at the Olds, Canada Facility, the Company performed a cash flow analysis over the remaining useful life of these assets, which following the decision to close the facility was nine months. Because the expected operating cash flows were less than the carrying value of the assets, an impairment analysis was completed to calculate the amount of the impairment loss. Following this analysis, the Company reduced the book value of the site's long-term assets to the fair value of the facility, the book value of any assets that will be transferred to other sites and a minimal amount of value for residual equipment to be sold on the used equipment market.

Following the completion of the impairment analysis for the long-term assets at the Olds, Canada facility, the Company evaluated whether the goodwill allocated to the Olds, Canada reporting unit was impaired. The Company bypassed the qualitative assessment of whether it was more likely than not that goodwill was impaired, and performed the two-step impairment test. Because the reporting unit's carrying value is being reduced to net working capital plus the salvage value of the property, plant and equipment, the Company determined that there was no remaining value for the goodwill and thus it was fully impaired. The net amount required to be booked for the impairment of goodwill in the first quarter of fiscal 2013 was
$0.1 million.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

4.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following as of January 31, 2013 and October 31, 2012:

	January 31, 2013	October 31, 2012
	$	$
Raw materials, packaging components and spare parts	67.9	47.9
Work-in-process	38.5	34.4
Finished goods	35.3	—
Balance, end of period	141.7	82.3

Accounts payable and accrued liabilities
The following is the breakdown of accounts payable and accrued liabilities:

	January 31, 2013	October 31, 2012
	$	$
Trade payables	106.6	101.2
Interest payable	1.9	1.0
Accrued salaries and related expenses	47.5	51.4
Customer deposits	17.6	16.4
Other accruals	19.5	16.2
Balance, end of period	193.1	186.2

Intangible assets

As part of the Banner Acquisition, the Company obtained intangible assets. The gross carrying amounts and accumulated amortization related to the Company's identifiable intangible assets are as follows:

	Gross carrying value	Accumulated amortization	Net carrying value
January 31, 2013
Trade names	0.8	(0.1)	0.7
Technology	46.4	(0.5)	45.9
Customer relationships	11.1	(0.1)	11.0
In-process research and development	16.8	—	16.8
Balance, end of period	75.1	(0.7)	74.4

Banner's in process research and development are currently classified as indefinite-lived intangible assets and will either begin to be amortized upon product approvals or written-off if not approved.

Goodwill

The following table summarizes the changes between October 31, 2012 and January 31, 2013 in the carrying amount of goodwill in total and by reporting segment:

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Commercial	PDS	Corp. & Other	Total
Balance at October 31, 2012	3.5	—	—	3.5
Additions	40.5	—	—	40.5
Impairments	(0.1)	—	—	(0.1)
Balance at January 31, 2013	43.9	—	—	43.9

5.    PREFERRED SHARES AND RESTRICTED VOTING SHARES
The following table summarizes information regarding the Company's outstanding preferred shares, restricted voting shares and restricted voting share stock options as of January 31, 2013:

	Outstanding	Exercisable
Class I preferred shares series D	150,000	N/A
Restricted voting shares	139,806,375	N/A
Restricted voting share stock options	11,529,777	2,447,075

On December 3, 2012, the Company mailed the holders of record of its restricted voting shares as of November 27, 2012 offering materials related to a $30.0 million offering of transferable subscription rights, with every 13.75 rights entitling the holder thereof to subscribe for one whole restricted voting share at a price of, at such holder's choice, either US$3.19 per whole share or CAD$3.19 per whole share (the "Rights Offering").
On December 31, 2012, the Company completed the Rights Offering, which expired on December 28, 2012. The Rights Offering was fully subscribed for with gross proceeds totaling approximately $30.0 million. Patheon issued 9,403,483 restricted voting shares as a result of the Rights Offering. This issuance represents approximately 7.2% of the Company's restricted voting shares issued and outstanding prior to the Rights Offering.  Upon the issuance of these new restricted voting shares, the Company had 139,701,375 restricted voting shares outstanding. The Company used the proceeds from the Rights Offering to partially finance the Banner Acquisition.

An affiliate of JLL Partners Fund V, L.P., a related party of the Company ("JLL Partners Fund V"), exercised its subscription rights in full, including its over-subscription privilege, up to the full amount of the Rights Offering. All excess subscription payments received from over-subscribing rights holders, including JLL Partners Fund V, were returned, without interest or penalty.  As a result of the rights offering, JLL Partners Fund V received 5,786,805 restricted voting shares (524,392 of which were received pursuant to the exercise of its over-subscription privilege), and as a result, JLL Partners Fund V's ownership of restricted voting shares, together with its affiliates, is approximately 55.9% of the Company's issued and outstanding restricted voting shares.
The Rights Offering contained a subscription price that was less than the fair value of the Company's restricted voting shares on the last day the rights could be exercised, which created a bonus element similar to a stock dividend. Because of this bonus element, the Company adjusted both the weighted-average basic and diluted shares outstanding immediately prior to the completion of the Rights Offering by multiplying those weighted-average shares by an adjustment factor that represented the fair value per restricted voting share immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering divided by the theoretical ex-rights fair value per restricted voting share immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering. Weighted-average basic and diluted shares outstanding and net loss per weighted-average basic and diluted share for the three months ended January 31, 2012 as originally reported and as adjusted for this bonus element were as follows:

	As originally reported	As adjusted	Effect of change
Three months ended January 31, 2012:
Weighted-average basic and diluted shares outstanding	129,168	129,639	471
Net loss per basic and diluted share	$(0.15)	$—	$(0.15)

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

6.    SEGMENTED INFORMATION
The Company is organized and managed in two business segments: CMO and PDS. These segments are organized around the service activities provided to the Company's customers.

	As of and for the three months ended January 31, 2013
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	180.1	33.4	—	213.5
Adjusted EBITDA	22.5	6.4	(9.1)	19.8
Total assets	720.6	68.3	264.0	1,052.9
Depreciation	9.1	1.0	0.9	11.0
Goodwill	43.9	—	—	43.9
Impairment charge	10.1	—	—	10.1
Capital expenditures	7.9	0.5	—	8.4

	As of and for the three months ended January 31, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	122.8	31.1	—	153.9
Adjusted EBITDA	1.4	4.1	(7.4)	(1.9)
Total assets	611.5	72.2	100.4	784.1
Depreciation	9.1	1.3	0.2	10.6
Goodwill	3.4	—	—	3.4
Capital expenditures	5.3	1.1	0.1	6.5

Cash and cash equivalents as well as deferred tax assets are considered to be part of "Corp. & Other" in the breakout of total assets shown above. In the first quarter of fiscal 2013, the Company announced the closure of its Olds, Canada facility and recorded impairment charges of $10.1 million.
The Company evaluates the performance of its segments based on segment Adjusted EBITDA. Commencing with the first quarter of fiscal 2013, the Company revised its calculation of Adjusted EBITDA to exclude stock-based compensation expense, consulting costs related to the Company's operational initiatives and purchase accounting adjustments. The Company's chief operating decision-maker determined that excluding these items from Adjusted EBITDA better reflected the underlying performance of the Company's segments. Based on the revisions to the Company's segment performance measure, the Company has recast the presentation of its segment results for the prior period to be consistent with the current period presentation. Following the change in the segment performance measure, the Company's definition of Adjusted EBITDA is now income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments and other income and expenses. The Company's presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies it is not equivalent to "Consolidated EBITDA" as defined in the Credit Agreement (as discussed in Note 12).

Below is a reconciliation of Adjusted EBITDA to its closest U.S. GAAP measure.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended January 31,
	2013	2012
	$	$
Total Adjusted EBITDA	19.8	(1.9)
Depreciation and amortization	(11.0)	(10.6)
Repositioning expenses	(4.0)	(0.8)
Acquisition-related costs	(4.4)	—
Interest expense, net	(9.8)	(6.5)
Impairment charge	(10.1)	—
Gain on sale of capital assets	0.3	—
Benefit from income taxes	0.2	7.7
Refinancing expenses	(29.1)	—
Operational initiatives related consulting costs	(0.1)	(6.3)
Stock-based compensation expense	(0.8)	(1.0)
Purchase accounting adjustments	(2.9)	—
Other	0.5	0.1
Loss from continuing operations	(51.4)	(19.3)

As illustrated in the table below, revenues are attributed to countries based on the location of the customer's billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is located:

	As of and for the three months ended January 31, 2013
	Canada*** $	US* $	Europe** $	Other $	Total $
Revenues	4.7	133.9	61.9	13.0	213.5
Capital assets	118.6	208.7	173.6	1.5	502.4
Goodwill	3.5	30.0	7.2	3.2	43.9
* Includes Puerto Rico
** European assets reflect the fiscal 2012 impairment of Swindon assets.
***Canada assets reflect the fiscal 2013 impairment of Olds, Canada assets.

	As of and for the three months ended January 31, 2012
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	2.3	89.4	54.4	7.8	153.9
Capital assets	114.3	133.4	209.4	1.5	458.6
Goodwill	3.4	—	—	—	3.4
* Includes Puerto Rico

7.    STOCK-BASED COMPENSATION
The Company has an incentive stock option plan in which directors, officers and key employees of the Company and its subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, are eligible to participate. On March 10, 2011, the Company's shareholders approved an amendment to the stock option plan, which, among other things, provides that the maximum number of shares that may be issued under the plan is 15,500,151, which currently represents 11% of the issued and outstanding restricted voting shares. As of January 31, 2013 and 2012, the total number of restricted voting shares issuable under the plan was 15,500,151 shares, respectively, of which there were stock options outstanding to purchase 11,529,777 shares and 10,755,509 shares, respectively, under the plan. Before the March 2011 amendments, the plan provided that the exercise prices of options were determined at the time of grant and could not be less than the weighted-average market price of the restricted voting shares of Patheon on the Toronto Stock Exchange ( the "TSX")

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

during the two trading days immediately preceding the grant date. Following the March 2011 amendments, the exercise prices of the options may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the date of the grant. Options generally expire in no more than 10 years after the grant date and are subject to early expiry in the event of death, resignation, dismissal or retirement of an optionee. Options generally have vesting periods of either three years or five years, with either one-third or one-fifth vesting on each anniversary of the grant date, respectively.
On June 18, 2012 the Company granted 1,291,750 options to its executive committee members with a vesting based upon the parameters that all granted options will have cliff performance vesting which will vest at the earlier of the achievement of an adjusted EBITDA target or five years after date of grant.
For the purposes of calculating the stock-based compensation expense in connection with the Company's incentive stock option plan, the fair value of stock options is estimated at the date of the grant using the Black-Scholes option pricing model and the cost is amortized over the vesting period.
Stock-based compensation expense recorded in the three months ended January 31, 2013 was $0.8 million. Stock-based compensation expense recorded in the three months ended January 31, 2012 was $1.0 million.
A summary of the plan activity during the three months ended January 31, 2013 is as follows:

	January 31, 2013
(Dollar amounts in Canadian dollars)	Number of shares	Weighted- average exercise price	Weighted-average contractual term	Aggregate intrinsic value
		$		$
Outstanding as of October 31, 2012	12,479,677	2.54		15,585,209
Granted	450,000	3.30		—
Exercised	(1,105,000)	2.58		756,500
Forfeited	(294,900)	3.63		97,076
Outstanding as of January 31, 2013	11,529,777	2.54	7.76	13,583,736
Exercisable as of January 31, 2013	2,447,075	2.94	5.04	2,192,768
The total fair value of shares that vested during the three months ended January 31, 2013 and 2012 was less than $0.1 million and less than $0.1 million, respectively. As of January 31, 2013, the total unrecognized compensation cost related to the nonvested stock options was $5.2 million, which is expected to be recognized through the fiscal year ending October 31, 2017, with a weighted-average remaining vesting period of 2.37 years.

8.    PENSION AND POST-RETIREMENT BENEFITS

Employee future benefits
The components of net periodic benefit cost for the defined benefit plans and other benefit plans for the three months ended January 31, 2013 and 2012 were as follows:

	Three months ended January 31,
	2013		2012
	Defined benefit pension plans	Other benefit plans	Defined benefit pension plans	Other benefit plans
	$	$	$	$
Service cost	0.5	—	1.1	—
Interest cost	1.3	0.1	1.4	0.1
Expected return on plan assets	(1.4)	—	(1.3)	—
Amortization of actuarial loss	0.3	—	0.3	—
Net periodic benefit costs	0.7	0.1	1.5	0.1

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Amounts for fiscal 2013 include the defined benefit pension plans for Mexico and The Netherlands under which the Company became obligated in connection with the Banner Acquisition.

Based on current information available from actuarial estimates, the Company anticipates that contributions required under its defined benefit pension plans and other benefit plans for fiscal 2013 will be approximately $6.6 million compared to contributions of $5.8 million that were made in fiscal 2012. Required contributions to defined benefit pension plans in future years may vary and will be dependent upon a number of variables, including the long-term rate of return on plan assets.

The defined benefit and other benefit plans estimates above do not include the unfunded termination indemnities related to the employees of the Company's Italian subsidiary. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee's employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The termination liability is adjusted annually by a cost-of-living index provided by the Italian government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.8 million and $3.2 million in fiscal 2013 and 2012, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for the three months ended January 31, 2013 and 2012 was $0.8 million and $0.7 million, respectively.

The defined benefit and other benefit plans estimates above also do not include the unfunded termination indemnities related to the employees of the Company's Mexican subsidiary, which the Company acquired as part of the Banner Acquisition. According to the Mexican labor law, a termination indemnity is payable when a company terminates an employment relationship without justified cause (as defined in the labor law) and is equal to three months of salary and benefits, plus 20 days of salary and benefits per each credited service year. The termination indemnity liability is unfunded; therefore the liability is recognized through a reserve calculated by the actuaries. The related expected expense for fiscal 2013 is less than $0.1 million, and the reserve is recorded on the consolidated balance sheet as of January 31, 2013.
The employee future benefit expense in connection with defined benefit pension plans, other post retirement benefit plans and the unfunded termination indemnities for the three months ended January 31, 2013 and 2012 was $1.6 million and $2.3 million, respectively.

9.    REPOSITIONING EXPENSE
During the three months ended January 31, 2013, the Company incurred $4.0 million, in repositioning expenses, which related to Banner synergy initiatives; the plan of termination the Company announced on May 9, 2012 (the "Plan of Termination"), which is discussed below; and the shutdown of the Caguas facility. During the three months ended January 31, 2012, the Company incurred $0.8 million in repositioning expenses, all of which related to the shutdown of the Caguas facility.
On May 9, 2012, the Company announced the Plan of Termination to reduce the Company's workforce by approximately 91 employees across the Company's global PDS and CMO segments. In connection with the Plan of Termination, the Company recorded approximately $4.4 million of estimated expenses associated with employee termination benefits during fiscal 2012. The Company anticipates that it may further adjust the size of the workforce at the Swindon or other facilities as it continues its transformation process.

The following is a summary of these expenses and other charges associated with operational improvements (collectively "repositioning expenses") as of and for the three months ended January 31, 2013 and 2012:

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	As of and for the three months ended January 31, 2013
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at October 31, 2012				5.5
Employee-related expenses	0.4	0.5	2.9	3.8
Consulting, professional and project management costs	0.2	—	—	0.2
Total expenses	0.6	0.5	2.9	4.0
Repositioning expenses paid				(1.6)
Repositioning expenses to be reimbursed				3.1
Total repositioning liabilities at January 31, 2013				11.0

	As of and for the three months ended January 31, 2012
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2011				6.7
Employee-related expenses	0.1	—	—	0.1
Consulting, professional and project management costs	0.7	—	—	0.7
Total expenses	0.8	—	—	0.8
Repositioning expenses paid				(2.1)
Total repositioning liabilities at January 31, 2012				5.4

10.    OTHER INFORMATION

Foreign exchange
During the three months ended January 31, 2013, the Company recorded foreign exchange losses of $0.8 million. These losses were primarily from operating exposures, partially offset by hedging gains. During the three months ended January 31, 2012, the Company recorded foreign exchange gains of $0.3 million. These gains were primarily due to operating exposures, partially offset by hedge losses.

Contingencies

A putative class action and two individual plaintiff actions are pending in the United States against one of the Company's customers in connection with the recall of certain lots of allegedly defective products manufactured by the Company for the customer. The Company has also been named in the putative class action and in one of the individual plaintiff actions. The customer has given the Company notice of its intent to seek indemnification from the Company for all damages, costs and expenses, pursuant to the manufacturing services agreement between the customer and the Company. As these cases are at an early stage, the Company is unable to estimate the number of potential claimants or the amount of potential damages for which the Company may be directly or indirectly liable in the above actions.

11.    FINANCIAL INSTRUMENTS, FAIR VALUE AND RISK MANAGEMENT
The Company has determined the estimated fair values of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. The fair values of the Company's financial instruments are not materially different from their carrying values.
As of October 31, 2012, the carrying amount of the financial assets that the Company has pledged as collateral for its long-term debt facilities was $131.2 million. The Company's Credit Agreement (as discussed in Note 12) is not collateralized by accounts receivable and inventory.
Fair value measurements

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The fair value is principally applied to financial assets and liabilities such as derivative instruments consisting of foreign exchange forward contracts and collars. The following table provides a summary of the financial assets and liabilities that are measured at fair value as of January 31, 2013 and October 31, 2012:

Assets measured at fair value
	Fair value measurement at January 31, 2013 using:				Fair value measurement at October 31, 2012 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	1.9	—	1.9	—	2.1	—	2.1
Total assets	—	1.9	—	1.9	—	2.1	—	2.1

Contingent consideration receivable	—	—	0.3	0.3	—	—	0.3	0.3
Total assets	—	—	0.3	0.3	—	—	0.3	0.3

Liabilities measured at fair value
	Fair value measurement at January 31, 2013 using:				Fair value measurement at October 31, 2012 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	0.1	—	0.1	—	—	—	—
Foreign exchange collars	—	0.4	—	0.4	—	0.7	—	0.7
Total liabilities	—	0.5	—	0.5	—	0.7	—	0.7
Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.

The following table presents the fair value of the Company's derivative financial instruments and their classifications on the consolidated balance sheets as of January 31, 2013 and October 31, 2012:
Fair values of derivative instruments

	Asset derivatives as of January 31, 2013		Asset derivatives as of October 31, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other	1.9	Prepaid expenses and other	1.8
Foreign exchange forward contracts	Other long-term assets	—	Other long-term assets	0.3
Total designated derivatives		1.9		2.1

Contingent consideration receivable	Other long-term assets	0.3	Other long-term assets	0.3
Total non-designated derivatives		0.3		0.3

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Liability derivatives as of January 31, 2013		Liability derivatives as of October 31, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other long-term liabilities	0.1	Other long-term liabilities	—
Foreign exchange collars	Accounts payable and accrued liabilities	0.2	Accounts payable and accrued liabilities	0.3
Foreign exchange collars	Other long-term liabilities	0.2	Other long-term liabilities	0.4
Total designated derivatives		0.5		0.7

On August 31, 2012, the Company completed the sale of its global secondary clinical packaging and clinical distribution services business to Bellwyck Packaging Solutions. The total consideration for the sale of this business was approximately $2.7 million, of which $1.35 million was paid in cash at closing (subject to the retention of certain amounts in escrow) and $1.35 million will be paid in 24 months from the closing date if certain revenue targets are met by the new owner.

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

The following table presents a roll-forward of the Company's Level 3 financial instrument as of January 31, 2013:

Contingent consideration
$
Opening balance	0.3
Purchases	—
Issues	—
Total gains (losses)
In net loss	—
In other comprehensive income	—
Settlements	—
Transfers out of Level 3	—
Closing balance (January 31, 2013)	0.3

Foreign exchange forward contracts and other hedging arrangements
The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange and interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.
As of January 31, 2013, the Company's Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of US$57.8 million. These contracts hedge the Canadian operations' expected exposure to U.S. dollar denominated receivables and mature at the latest on April 2, 2014, at an average exchange rate of $1.0377 Canadian. The mark-to-market value of these financial instruments as of January 31, 2013 was an unrealized gain of $2.1 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.
As of January 31, 2013, the Company's Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of €4.0 million. These contracts hedge the Canadian operations' expected exposure to Euro denominated receivables and mature at the latest on October 8, 2013, at an average exchange rate of $1.2800 Canadian. The mark-to-market value of these financial instruments as of January 31, 2013 was an unrealized loss of $0.3 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

As of January 31, 2013, the Company's Canadian operations had entered into foreign exchange collars to sell an aggregate amount of US$48.1 million. These contracts hedge the Canadian operations' expected exposure to U.S. dollar denominated receivables and mature at the latest on July 2, 2014, at an average exchange rate of $0.9975 Canadian. The mark-to-market value of these financial instruments as of January 31, 2013 was an unrealized loss of $0.4 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.
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

Foreign exchange risk
As of January 31, 2013, the Company operated in Canada, the United States, Italy, France, the United Kingdom, The Netherlands, Mexico and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates ("transaction exposures") and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars ("translation exposures").
The Company's most significant transaction exposures arise in its Canadian operations. Approximately 90% of the revenues of the Canadian operations and approximately 10% of its operating expenses are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company's current U.S. denominated net inflows, as of January 31, 2013, fluctuations of +/-10% would, everything else being equal, have an annual effect on (loss) income from continuing operations before income taxes of approximately +/- $4.6 million, prior to hedging activities.
The objective of the Company's foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company's earnings. The Company manages this risk by entering into foreign exchange contracts. As of January 31, 2013, the Company has entered into foreign exchange contracts to cover approximately 80% of its Canadian-U.S. dollar cash flow exposures for fiscal 2013. The Company does not currently hedge any translation exposures.
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
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company's requirements, a cash deposit is received before any services are provided. As of January 31, 2013 and October 31, 2012, the Company held deposits of $17.6 million and $16.4 million, respectively.

Liquidity risk
Liquidity risk arises when financial obligations exceed financial assets available at a particular point in time. The Company's objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of January 31, 2013, the Company was holding cash and cash equivalents of $55.4 million and had undrawn lines of credit available to it of $72.7 million.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

12.    LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term debt in the accompanying consolidated balance sheets at January 31, 2013 and October 31, 2012 consists of the following:

	As of January 31, 2013	As of October 31, 2012
	$	$
7.25% secured term loan due December 14, 2018 (the "Secured Term Loan")	573.5	—
8.625% senior secured notes due April 15, 2017 (the "Notes")	—	280.0
$85 million secured revolving credit facility maturing December 14, 2017, bearing interest ranging from 5.8% to 7.75% (the "Secured Revolving Facility")	32.5	—
$75 million senior secured revolving loan facility maturing April 23, 2014, bearing interest ranging from 4.03% to 5.75% based upon floating LIBOR, US, or CAD prime, or federal funds effective rates, plus applicable margins	—	30.7
Total long-term debt outstanding	606.0	310.7
Less original issue discount, net of accumulated amortization of $0.3 million	(17.0)	—
Less current portion	(5.8)	—
Balance, end of the period	583.2	310.7

On December 14, 2012, the Company completed the refinancing of its existing debt (the "Refinancing"), pursuant to which it entered into a credit agreement (the "Credit Agreement") for a secured term loan in the amount of $575.0 million (the "Secured Term Loan") and a secured revolving credit facility of up to $85.0 million (the "Secured Revolving Facility" and, together with the Secured Term Loan, the "Credit Facility"). Up to $30.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loan matures on December 14, 2018, and the Secured Revolving Facility matures on December 14, 2017. The Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, LIBOR plus 6.00%, with a LIBOR "floor" of 1.25%, or an alternate base rate plus 5.00%, with an alternate base rate "floor" of 2.25%. Borrowings under the Secured Revolving Facility bear interest for eurodollar loans at Libor plus 5.50% and base rate loans at base rate plus 4.50%. The Company will also pay a commitment fee of 0.50% per annum on the unused portion of the Secured Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.00 to 1.00.

First Lien Leverage Ratio is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of the Company's and its restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by promissory notes or similar instruments plus the unrestricted cash of the Company and its restricted subsidiaries, in each case as set forth in the Credit Agreement, to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the Banner Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the Banner Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA, which, as discussed in Note 6, is the Company's measure of segment performance.

The Company is required to make the following mandatory prepayments in respect of the Secured Term Loan: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when the Company maintains a First Lien Leverage Ratio of greater than 3.50 to 1.00, with step downs to (a) 25% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00 and (b) 0% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.00 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. Excess Cash Flow is generally defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) plus, without duplication, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, without duplication, (a)

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

interest, (b) taxes, (c) increases in working capital, (d) capital expenditures paid in cash and (e) certain other adjustments, in each case as set forth in the Credit Agreement. In the event the Secured Term Loan is prepaid, refinanced, substituted or replaced (including by way of amendment) in whole or in part prior to December 14, 2013 concurrently with the incurrence of indebtedness similar to the Secured Term Loan with a lower all-in yield than that of the Secured Term Loan, any amounts so prepaid, refinanced, substituted or replaced will be subject to a prepayment fee of 1.00%
Under the Credit Agreement, the Company is required to maintain a First Lien Leverage Ratio below a certain amount for each of the Testing Periods as set forth in the Credit Agreement. For purposes of the Credit Agreement, a Testing Period means a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. The following table discloses the maximum permitted First Lien Leverage Ratios permitted under the Credit Agreement:

Testing Period Ending	Maximum Ratio
April 30, 2013 through July 31, 2014	5.50 to 1.00
October 31, 2014 through July 31, 2015	5.00 to 1.00
October 31, 2015 through April 30, 2016	4.75 to 1.00
July 31, 2016 through October 31, 2016	4.50 to 1.00
January 31, 2017 and thereafter	4.25 to 1.00

The Credit Agreement also provides for (i) certain representations, warranties and affirmative covenants, (ii) certain negative covenants in addition to the requirement to maintain the First Lien Leverage Ratio levels described above, including limitations on incurring indebtedness, liens, fundamental changes, asset sales, investments, dividends and repayment of certain indebtedness, and transactions with affiliates, in each case with baskets, thresholds and exceptions, and (iii) certain events of default, including for non-payment of principal and interest, breach of affirmative or negative covenants, certain cross defaults, change in control, bankruptcy events, certain ERISA events, certain unsatisfied judgments and actual or asserted invalidity of guarantees or security documents.
The Company's failure to maintain the required First Lien Leverage Ratio or its breach of the other covenants and requirements contained in the Credit Agreement could result in an event of default, which may allow the Company's lenders to accelerate the Company's debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. As of January 31, 2013, the Company was in compliance with the covenants and other requirements in the Credit Agreement.
Provided that the Company is in compliance with the First Lien Leverage Ratio test and no default under the Credit Agreement is continuing or would result therefrom, the covenant in the Credit Agreement that limits the Company's ability to pay dividends or make other distributions to its shareholders generally permits (with certain exceptions and qualifications) the Company to pay dividends or make such distributions in an aggregate amount, when taken together with the aggregate amount of any prepayment, repurchase, redemption or defeasance of subordinated indebtedness, not to exceed (i) $15.0 million plus (ii) (a) $7.5 million plus (b) the aggregate amount of Excess Cash Flows for all fiscal years beginning with fiscal 2013 (net of required prepayments) and proceeds from equity issuances. The Company historically has not paid dividends on its restricted voting shares.
The Credit Facility is guaranteed by certain wholly owned subsidiaries of the Company and secured by a first priority pledge on substantially all of the assets of the Company and the subsidiary guarantors, in each case subject to certain exceptions.
As part of the Refinancing, effective December 14, 2012, the Company terminated all commitments and repaid all amounts owed under its $75.0 million asset-based revolving credit facility. In addition, on November 26, 2012, the Company commenced a cash tender offer for the Notes. As of 12:00 midnight, New York City time, on December 13, 2012, $279.4 million principal amount of the Notes had been tendered and not validly withdrawn, representing approximately 99.80% of the aggregate outstanding principal amount of the Notes. On December 14, 2012, the Company paid an aggregate of approximately $307.2 million in order to purchase the Notes tendered prior to December 14, 2012. In addition, the Company deposited with the trustee in respect of the Notes sufficient funds to redeem the remaining outstanding Notes on January 23, 2013 and pay accrued and unpaid interest thereon. As a result, the Company has been released from its obligations under the Notes and the indenture governing the Notes pursuant to the satisfaction and discharge provisions of such indenture.

During the three months ended January 31, 2013, the Company incurred $29.1 million of refinancing expense comprised of a $23.8 million early redemption penalty related to the repayment of the Notes, and $5.3 million related to the write-off of

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

deferred financing costs on the Notes and the ABL and other related charges. In addition, new creditor and third party fees of $21.7 million were capitalized in long term assets and an original issue discount of $17.3 million was capitalized and netted against the carrying value of the related debt. Both the new fees and the original issue discount will be amortized to interest expense over the term of the Credit Agreement.

13.    RELATED PARTY TRANSACTIONS

Revenues for contract manufacturing from a company controlled by Joaquin B. Viso (the "Viso Affiliate"), a director and significant shareholder of the Company, were nil for the three months ended January 31, 2013, and were less than $0.1 million for the three months ended January 31, 2012. These transactions were conducted in the normal course of business and are recorded at the exchanged amounts. Accounts receivable at January 31, 2013 and October 31, 2012 were nil, respectively, resulting from these transactions. In addition, Patheon manufactures a product for a third party for which the product's intellectual property is owned by the Viso Affiliate. The manufacturing agreement was originally contracted between the third party and the Viso Affiliate, but has been administered directly between Patheon and the third party on normal commercial terms since 2003.

As of January 31, 2013 and October 31, 2012, the Company had an investment of $4.7 million and $4.0 million, respectively, representing an 18% interest in two Italian companies (collectively referred to as "BSP Pharmaceuticals") whose largest investor was previously an officer of the Company until December 31, 2009. These companies specialize in the manufacture of cytotoxic pharmaceutical products. As a result of the shareholders' agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals' operations, the Company accounts for its investment in BSP Pharmaceuticals using the equity method. Accordingly, for the three months ended January 31, 2013 and 2012, the Company recorded investment income of approximately $0.5 million and $0.1 million, respectively.
In connection with its investment in BSP Pharmaceuticals, the Company has a management services agreement with BSP Pharmaceuticals that provides on-going sales and marketing services, and provided engineering and operational services during the construction of the BSP facility which was completed in 2008. There were no management fees recorded under this agreement for the three months ended January 31, 2013 and 2012, respectively. There was no accounts receivable balance at January 31, 2013 and October 31, 2012 in connection with the management services agreement, respectively. These services were conducted in the normal course of business and are recorded at the exchanged amounts.
In connection with certain of BSP Pharmaceuticals' bank financing, the Company had made commitments that it would not dispose of its interest in BSP Pharmaceuticals prior to January 1, 2011, and if needed, on an ongoing basis irrevocably inject equity (pro-rata) in order to ensure BSP complies with certain specific bank covenants. The Company has not made any injections since fiscal 2010.

14.    INCOME TAXES

The Company accounts for income taxes under FASB ASC 740, Income Taxes ("ASC 740"). The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. There is no tax benefit recognized on certain of the net operating losses incurred in foreign jurisdictions due to insufficient evidence supporting the Company's ability to use these losses in the future.
The Company has decided to release $0.5 million of the valuation allowance against the U.S. deferred tax assets and recognize a tax benefit, due to the creation of deferred tax liabilities from the Banner acquisition.
For the three months ended January 31, 2013 and 2012, the Company recorded a tax benefit of $0.2 million, and $7.7 million, respectively.
There were no material changes in uncertain tax positions for the three months ended January 31, 2013 and 2012. The Company does not reasonably expect any change to the amount of uncertain tax positions within the next 12 months.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

15.    BASIC AND DILUTED INCOME (LOSS) PER SHARE
Shares used in basic earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted voting share stock options under the incentive stock option plan using the treasury stock method. For the three months ended January 31, 2013, 2,167,067 weighted-average restricted voting shares options had a grant price that was less than the average market price. The computation of net income per share did not include 11,529,777 and 10,755,509 outstanding options in the three months ended January 31, 2013 and 2012, respectively, because such options were anti-dilutive in nature.
The components of basic and diluted earnings per share for the three months ended January 31, 2013 and 2012 are as follows:

	Three months ended January 31,
	2013	2012
Numerator:
Income (loss) from continuing operations	$(51.4)	$(19.3)
Income (loss) from discontinued operations	—	(0.1)
Net income (loss)	$(51.4)	$(19.4)

Denominator: (in thousands of shares)
Weighted-average number of shares outstanding - Basic	133,849	129,639
Dilutive effect of restricted voting shares options	—	—
Weighted-average number of shares outstanding - Diluted	133,849	129,639

The weighted-average number of shares outstanding have been adjusted to reflect the impact of the rights offering (as described in Note 5).

16.    SUBSEQUENT EVENTS

On March 7, 2013, the Company informed affected employees of the planned shutdown of the Olds, Canada facility by October 31, 2013. The Company expects to incur approximately $3.7 million in severance and retention expenses along with $1.5 million in closing costs. The Company expects this closure will save approximately $8.0 million on an annual basis. These costs are in addition to the non-cash impairment charge booked in the first quarter of fiscal 2013 of $10.1 million.

On February 28, 2013, the Company entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The agreement has a lease termination date of December 31, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impact our performance and a summary of our operating results. You should read the following discussion and analysis of financial condition and results of operations together with our unaudited consolidated financial statements and the related notes beginning on page 1 of this quarterly report on Form 10-Q and our audited financial statements and related notes beginning on page F-1 of our annual report on Form 10-K filed December 18, 2012 (our "2012 Form 10-K"), which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under "Item 1A. Risk Factors" of our 2012 Form 10-K. See "Forward Looking Statements."
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
With the acquisition of Banner on December 14, 2012, we have now expanded our service offering to include proprietary products and technology that includes softgel formulations.  Banner is a leading provider of softgel formulations with research labs and manufacturing facilities in the US, Canada, Netherlands, and Mexico.
Selected Financial Results
The following is a summary of certain key financial results for the three months ended January 31, 2013 (a more detailed discussion is contained in "Results of Operations" below):

•	Revenues for the three months ended January 31, 2013 increased $59.6 million, or 38.7%, to $213.5 million, from $153.9 million for the three months ended January 31, 2012.

•	Gross profit for the three months ended January 31, 2013 increased $28.0 million, or 194.4%, to $42.4 million from $14.4 million for the three months ended January 31, 2012.

•	Loss from continuing operations for the three months ended January 31, 2013 was $51.4 million, compared to $19.3 million for the three months ended January 31, 2012.

•	Adjusted EBITDA for the three months ended January 31, 2013 increased $21.7 million to $19.8 million, from $(1.9) million for the three months ended January 31, 2012.

Strategic Initiatives
During the fiscal year ending October 31, 2013 ("fiscal 2013"), we have continued to advance our strategic transformation plan. The following are certain key activities related to the plan that we have undertaken in fiscal 2013.

•
On March 7, 2013, we informed affected employees of the planned shutdown of the Olds, Canada facility by October 31, 2013. We expect to incur approximately $3.7 million in severance and retention expenses along with $1.5 million in closing costs. We expect this closure will save approximately $8.0 million on an annual basis. These costs are in addition to the non-cash impairment charge relating to the Olds, Canada facility of $10.1 million booked in the first quarter of fiscal 2013, which resulted from a review of all facilities that formed part of the Banner Acquisition (defined below).

•	On February 28, 2013, we entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The agreement has a lease termination date of December 31, 2013.

•
On December 14, 2012, we completed our acquisition of Sobel USA Inc., and Banner Pharmacaps Europe B.V. We refer to these entities collectively as "Banner" and the acquisition of Banner as the "Banner Acquisition". We acquired Banner for an aggregate purchase price of approximately $271.6 million. Banner is the world's second largest pharmaceutical business focused on delivering proprietary softgel formulations, with four manufacturing facilities, significant proprietary technologies and products, and leading positions in some of the industry's fastest-growing product categories. Banner currently has research labs and manufacturing facilities in the United States, The Netherlands, Canada and Mexico.

•
On December 14, 2012, in connection with the closing of the Banner Acquisition, we entered into a new credit facility (the "Credit Facility"), which is comprised of (i) the Secured Term Loan of $575.0 million and (ii) the Secured Revolving Facility of up to $85.0 million (collectively, the "Refinancing"). Up to $30.0 million of the Secured Revolving Facility is available for letters of credit. We used the Credit Facility to finance the Banner Acquisition, repurchase our $280.0 million of 8.625% senior secured notes (the "Notes"), repay all borrowings outstanding under our then-existing asset-based revolving credit facility and pay fees and expenses associated with the transactions. Going forward, the Secured Revolving Facility will be available for general corporate purposes.

•
On December 31, 2012, we completed our subscription rights offering, which expired on December 28, 2012 (the "Rights Offering"). The Rights Offering was fully subscribed for with gross proceeds totaling approximately $30.0 million.

Changes in Our Management and Board
The following is a summary of certain key changes in our management since the beginning of fiscal 2013:

•	On January 9, 2013, Aqeel Fatmi, Ph.D., was appointed as Executive Vice President, Global Research & Development over our Banner subsidiaries and Chief Scientific Officer for our company.

•	On December 17, 2012, in connection with the completion of the Banner Acquisition, Geoffrey Glass was appointed President of Product and Technology Commercialization.

•	On November 1, 2012, Michael Lehmann joined our company as President of Global PDS.
Opportunities and Trends
Our target markets include the highly fragmented global market for the manufacture of finished pharmaceutical dosage forms and for pharmaceutical development services. According to PharmSource, a provider of pharmaceutical outsourcing business information, the CMO market totaled $13.7 billion in 2011, and may experience marginal growth of 5% to 7% annually through 2016.  PharmSource also estimates that the outsourced PDS market (which tends to be more volatile) totaled approximately $1.4 billion in 2011, with growth projections approaching 8 to 10% annually through 2016.

The acquisition provides us with immediate access to new markets, including the nutritional supplement and over-the-counter pharmaceutical markets. The nutritional supplement market totaled approximately $90 billion worldwide in 2011 according to the Nutrition Business Journal. The over-the-counter pharmaceutical market generated over $100 billion in 2011 according to Nicholas Hall. The Banner acquisition also provides us with a portfolio of proprietary prescription compounds. According to IMS Health, the prescription pharmaceuticals market generated $956 billion globally in 2011.
Plant Consolidations

Subsequent to the closing of the Banner Acquisition, we performed a review of Banner's facilities and decided to close our Olds, Canada facility by October 31, 2013. In connection with this decision, we recorded total impairment charges of $10.1 million, of which $10.0 million related to the long-term assets at the facility and $0.1 million related to the goodwill allocated to the Olds, Canada reporting unit. The impairment charges reduce assets in the CMO segment by $10.1 million. These facility assets will remain as held and used until a plan of sale has been initiated and the site is in a condition for immediate sale.

We closed our Carolina facility in Puerto Rico effective January 31, 2009. We completed the sale of this property on February 17, 2012 for a nominal amount. The results of the Carolina operations have been reported in discontinued operations for the three months ended January 31, 2012.
In December 2009, we announced our plan to consolidate our Puerto Rico operations into our manufacturing site located in Manati and ultimately close or sell our plant in Caguas. As a result of additional time required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand, the transition will continue into calendar year 2013. We now estimate the total project repositioning expenses to be $13.7 million, of which $12.8 million has been incurred as of January 31, 2013. The consolidation also resulted in accelerated depreciation of Caguas assets of approximately $12.0 million. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations.

Results of Operations

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012.

	Three months ended January 31,
	2013	2012	$	%
(in millions of U.S. dollars, except per share information)	$	$	Change	Change
Revenues	213.5	153.9	59.6	38.7
Cost of goods sold	171.1	139.5	31.6	22.7
Gross profit	42.4	14.4	28.0	194.4
Selling, general and administrative expenses	35.2	34.5	0.7	2.0
Research and development	1.3	—	1.3	—
Repositioning expenses	4.0	0.8	3.2	400.0
Acquisition-related costs	4.4	—	4.4	—
Impairment charge	10.1	—	10.1	—
Gain on sale of capital assets	(0.3)	—	0.3	—
Operating loss	(12.3)	(20.9)	8.6	—
Interest expense, net	9.8	6.5	3.3	50.8
Foreign exchange loss (gain), net	0.8	(0.3)	(1.1)	(366.7)
Refinancing expenses	29.1	—	(29.1)	—
Other income, net	(0.4)	(0.1)	0.3	300.0
Loss from continuing operations before income taxes	(51.6)	(27.0)	(24.6)	(91.1)
Benefit from income taxes	(0.2)	(7.7)	(7.5)	(97.4)
Loss from continuing operations	(51.4)	(19.3)	(32.1)	—
Loss from discontinued operations	—	(0.1)	0.1	—
Net loss attributable to restricted voting shareholders	(51.4)	(19.4)	(32.0)	—
Basic and diluted loss per share
From continuing operations	$(0.384)	$(0.149)
From discontinued operations	—	$(0.001)
	$(0.384)	$(0.150)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	133,849	129,639

Operating (Loss) Income Summary
Revenues for the three months ended January 31, 2013 increased $59.6 million, or 38.7%, to $213.5 million, from $153.9 million for the three months ended January 31, 2012. The impact of foreign currency fluctuation for the three months ended January 31, 2013 over the three months ended January 31, 2012 was minimal. CMO revenues for the three months ended January 31, 2013 increased $57.3 million, or 46.7%, to $180.1 million, from $122.8 million for the three months ended January 31, 2012. The increase was across most Patheon legacy sites, with the exception of Whitby and Bourgoin, and $23.3 million of the increase was due to the Banner Acquisition. PDS revenues for the three months ended January 31, 2013 increased $2.3 million, or 7.4%, to $33.4 million, from $31.1 million for the three months ended January 31, 2012 primarily due to stronger results in our North American, Milton Park, and Bourgoin operations, partially offset by weakness in Swindon and Ferentino.
Gross profit for the three months ended January 31, 2013 increased $28.0 million, or 194.4%, to $42.4 million, from $14.4 million for the three months ended January 31, 2012. The increase in gross profit was primarily due to higher volume and an increase in gross profit margin to 19.9% for the three months ended January 31, 2013 from 9.4% for the three months ended January 31, 2012. The increase in gross profit margin was driven by higher volumes, savings from our operational excellence initiatives and favorable material mix. Approximately $6.0 million of the gross margin increase over the comparable prior year period was due to the Banner Acquisition. Foreign exchange rates had a negative impact of $1.2 million on gross profit in the three months ended January 31, 2013 versus the same period in the prior year.
Selling, general and administrative expenses for the three months ended January 31, 2013 increased $0.7 million, or 2.0%, to $35.2 million, from $34.5 million for the three months ended January 31, 2012. Selling, general and administrative expenses were higher as a result of Banner's selling, general and administrative costs of $4.5 million, higher compensation expenses of $0.9 million and promotion costs of $0.5 million, partially offset by lower consulting costs. Consulting costs relating to our strategic and operational review of $6.3 million was incurred for the three months ended January 31, 2012. Foreign exchange rates had an unfavorable impact of $0.2 million on selling, general and administrative expenses in the three months ended January 31, 2013 versus the same period in the prior year.
Research and development expenses for the three months ended January 31, 2013 were $1.3 million as a result of the Banner Acquisition. These expenses related to proprietary research and development efforts and consist of salaries and benefits, supplies and other costs.
Repositioning expenses for the three months ended January 31, 2013 increased $3.2 million, to $4.0 million, from $0.8 million for the same period of the prior year. The expenses for the three months ended January 31, 2013 were associated primarily with the changes to the organizational alignment within our business as a result of the Banner Acquisition, as compared to the expenses related to the Caguas closure and consolidation for the three months ended January 31, 2012.
Acquisition-related costs for the three months ended January 31, 2013 were $4.4 million. These expenses are associated with the Banner Acquisition and integration efforts. In connection with closing the acquisition on December 14, 2012, we incurred, and expect to incur, additional acquisition-related costs, primarily on consultants. These costs will be recognized as operating expenses as incurred. In addition, we expect to incur integration costs during fiscal 2013 related to system and customer conversions, employee-related severance costs and other integration-related costs.
An impairment charge of $10.1 million was incurred for the three months ended January 31, 2013 related to the planned closure of our recently acquired Olds Canada facility by the end of fiscal 2013.
Operating loss for the three months ended January 31, 2013 decreased $8.6 million to $12.3 million (-5.8% of revenues), from a loss of $20.9 million (-13.6% of revenues) for the three months ended January 31, 2012 as a result of the factors discussed above.
Foreign Exchange Losses (Gains)
Foreign exchange loss for the three months ended January 31, 2013 was $0.8 million, compared to a gain of $0.3 million for the same period of the prior year. The foreign exchange loss for the three months ended January 31, 2013 was primarily due to operating exposures offset by hedge gains. The foreign exchange gain for the three months ended January 31, 2012 was from operating gains, partially offset by hedging losses. The hedging contracts resulted in gains of less than $0.5 million for the three months ended January 31, 2013 compared to losses of $0.2 million for the three months ended January 31, 2012.
Refinancing expenses
During the three months ended January 31, 2013, we incurred expenses of $29.1 million in connection with our refinancing activities related to the acquisition of Banner.  These costs primarily included the early redemption penalty related to the repayment of our Notes and the write-off of deferred financing costs on the Notes and our ABL (each as defined and described more fully below in "-Liquidity and Capital Resources").
Loss from Continuing Operations Before Income Taxes
We reported loss from continuing operations before income taxes of $51.6 million for the three months ended January 31, 2013, compared to a loss of $27.0 million for the three months ended January 31, 2012. The operating items discussed above were the primary drivers of the year over year variance.

Income Taxes
Income taxes were a benefit of $0.2 million for the three months ended January 31, 2013, compared to a benefit of $7.7 million for the three months ended January 31, 2012. The decrease in tax benefit was primarily driven by the mix of income and loss from our operating units and pre-tax losses in some entities for which no tax benefits were recognized.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
We recorded loss from continuing operations for the three months ended January 31, 2013 of $51.4 million, compared to $19.3 million for the three months ended January 31, 2012. The basic and diluted loss per share from continuing operations for the three months ended January 31, 2013 was 38.4¢ compared to 14.9¢ for the three months ended January 31, 2012.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for the three months ended January 31, 2012 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in "Note 3—Discontinued Operations, Plant Consolidations, Sales and Asset Impairments." The loss from discontinued operations for the three months ended January 31, 2012 was $0.1 million, or 0.1¢ per share. These costs relate to the final wind down of the Carolina facility.
Net Loss Attributable to Restricted Voting Shareholders and Loss Per Share
Net loss attributable to restricted voting shares for the three months ended January 31, 2013 was $51.4 million, or 38.4¢ per share for both basic and diluted, compared to a loss of $19.4 million, or 15.0¢ per share, for the three months ended January 31, 2012.
The computation of net income per share did not include 11,529,777 and 10,755,509 outstanding options in the three months ended January 31, 2013 and 2012, respectively, because such options were anti-dilutive in nature.
Revenues and Adjusted EBITDA by Business Segment

We evaluate the performance of our segments based on segment Adjusted EBITDA. Commencing with the first quarter of fiscal 2013, we revised our calculation of Adjusted EBITDA to exclude stock-based compensation expense, consulting costs related to our operational initiatives and purchase accounting adjustments. We determined that excluding these items from Adjusted EBITDA better reflected our segments' underlying performance. Based on the revisions to the definition of Adjusted EBITDA, we have recast the presentation of Adjusted EBITDA for the three months ended January 31, 2012 to be consistent with the current period presentation. Our Adjusted EBITDA (as revised) is now income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments and other income and expenses. "Adjusted EBITDA margin" is Adjusted EBITDA as a percentage of revenues.
Since Adjusted EBITDA is a non-GAAP measure that does not have a standardized meaning, it may not be comparable to similar measures presented by other issuers. In addition, Adjusted EBITDA is not equivalent to "Consolidated EBITDA" as defined in the Credit Agreement (as discussed in "-Liquidity and Capital Resources"). Readers are cautioned that Adjusted EBITDA should not be construed as an alternative to net income (loss) determined in accordance with U.S. GAAP as an indicator of performance. Adjusted EBITDA is used by management as an internal measure of profitability. We have included Adjusted EBITDA because we believe that this measure is used by certain investors to assess our financial performance before non-cash charges and certain costs that we do not believe are reflective of our underlying business.

A reconciliation of Adjusted EBITDA to loss from continuing operations is set forth below:

	Three months ended January 31,
	2013	2012
(in millions of U.S. dollars)	$	$
Adjusted EBITDA	19.8	(1.9)
Depreciation and amortization	(11.0)	(10.6)
Repositioning expenses	(4.0)	(0.8)
Acquisition-related costs	(4.4)	—
Interest expense, net	(9.8)	(6.5)
Impairment charge	(10.1)	—
Gain on sale of capital assets	0.3	—
Benefit from income taxes	0.2	7.7
Refinancing expenses	(29.1)	—
Operational initiatives related consulting costs	(0.1)	(6.3)
Stock-based compensation expense	(0.8)	(1.0)
Purchase accounting adjustments	(2.9)	—
Other	0.5	0.1
Loss from continuing operations	(51.4)	(19.3)

The following provides certain information regarding our business segments for the three months ended January 31, 2013 and 2012:

	Three months ended January 31,
	2013	2012	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	106.7	71.5	35.2	49.2
Europe	73.4	51.3	22.1	43.1
Total Commercial Manufacturing	180.1	122.8	57.3	46.7
Pharmaceutical Development Services	33.4	31.1	2.3	7.4
Total Revenues	213.5	153.9	59.6	38.7
Adjusted EBITDA
Commercial Manufacturing
North America	15.2	5.2	10.0	192.3
Europe	7.3	(3.8)	11.1	(292.1)
Total Commercial Manufacturing	22.5	1.4	21.1	1,507.1
Pharmaceutical Development Services	6.4	4.1	2.3	56.1
Corporate Costs	(9.1)	(7.4)	1.7	23.0
Total Adjusted EBITDA	19.8	(1.9)	21.7	(1,142.1)

Commercial Manufacturing
Total CMO revenues for the three months ended January 31, 2013 increased $57.3 million, or 46.7%, to $180.1 million, from $122.8 million for the three months ended January 31, 2012. Had local currency exchange rates remained constant to the rates of the three months ended January 31, 2012, CMO revenues for the Patheon legacy entities for the three months ended January 31, 2013 would have been approximately 27.8% higher than the same period of the prior year. Approximately $23.3 million of the year over year CMO growth resulted from the Banner Acquisition.
North American CMO revenues for the three months ended January 31, 2013 increased $35.2 million, or 49.2%, to $106.7 million, from $71.5 million for the three months ended January 31, 2012. The increase was due to an increase in customer demand across all North American sites with the exception of Whitby, with $19.6 million of the increase resulting from the Banner Acquisition.

European CMO revenues for the three months ended January 31, 2013 increased $22.1 million, or 43.1%, to $73.4 million, from $51.3 million for the three months ended January 31, 2012. Had European currency exchange rates remained constant to the rates of the three months ended January 31, 2012, European CMO revenues for the Patheon legacy entities for the three months ended January 31, 2013 would have been approximately 37.0% higher than the same period of the prior year. The increase was primarily due to increases in our Italian operations, partially offset by weakness in Bourgoin. Approximately $3.7 million of the year over year European CMO growth resulted from the Banner Acquisition.

Total CMO Adjusted EBITDA for the three months ended January 31, 2013 increased $21.1 million to $22.5 million, from $1.4 million for the three months ended January 31, 2012. This represents an Adjusted EBITDA margin of 12.5% for the three months ended January 31, 2013 compared to 1.1% for the three months ended January 31, 2012. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the three months ended January 31, 2012, CMO Adjusted EBITDA for the three months ended January 31, 2013 would have been approximately $2.6 million higher. The increase was driven by higher volumes, improved margins driven by our operational excellence initiatives and favorable material mix, and $3.1 million in lower consulting fees, partially offset by higher foreign exchange losses of $1.2 million. Approximately $1.6 million of the year over year growth resulted from the Banner Acquisition.
North American Adjusted EBITDA for the three months ended January 31, 2013 increased $10.0 million, to $15.2 million, from $5.2 million for the three months ended January 31, 2012. The increase was primarily driven by higher volumes, favorable material mix and margins as a result of our operational excellence initiatives, and $1.0 million in lower consulting fees from the operational initiatives during the three month ended January 31, 2012, partially offset by higher employee related expenditures. North American CMO recorded $10.1 million of impairment charges related to the closure of the Banner facility in Canada in the three months ended January 31, 2013 that were not included in Adjusted EBITDA. Approximately $1.5 million of the year over year growth resulted from the Banner Acquisition.
European Adjusted EBITDA for the three months ended January 31, 2013 increased $11.1 million, to $7.3 million, from $(3.8) million for the three months ended January 31, 2012. Had European currency exchange rates remained constant to those of the three months ended January 31, 2012, European CMO Adjusted EBITDA for the three months ended January 31, 2013 would have been approximately $0.4 million higher. The increase was primarily driven by higher volumes, favorable material mix and margins as a result of our operational excellence initiatives, and $2.0 million lower consulting fees from our operational initiatives during the three months ended January 31, 2012, partially offset by foreign exchange loss of $1.1 million and higher employee related expenditures. Approximately $0.1 million of the year over year growth resulted from the Banner Acquisition.
Pharmaceutical Development Services
Total PDS revenues for the three months ended January 31, 2013 increased by $2.3 million, or 7.4%, to $33.4 million, from $31.1 million for the three months ended January 31, 2012. Had the local currency exchange rates remained constant to the three months ended January 31, 2012, PDS revenues for the three months ended January 31, 2013 would have been 7.4% higher than the same period of the prior year. Higher development activities from new contracts across most sites contributed to the improved performance.
Total PDS Adjusted EBITDA for the three months ended January 31, 2013 increased $2.3 million, or 56.1%, to $6.4 million, from $4.1 million for the three months ended January 31, 2012. Had local currency exchange rates remained constant to those of the three months ended January 31, 2012, PDS Adjusted EBITDA for the three months ended January 31, 2013 would have been approximately $0.3 million higher than reported. Positive impact from our operational excellence initiatives and lower consulting costs of $0.2 million contributing to the year over year growth.
Corporate Costs
Corporate costs for the three months ended January 31, 2013 increased $1.7 million, or 23.0%, to $9.1 million, from $7.4 million for the three months ended January 31, 2012. Lower consulting costs primarily from the operational initiatives for the three months ended January 31, 2012 were more than offset by higher convention and promotional costs, travel and $0.5 million in Banner general and administrative costs. Refinancing costs of $29.1 million, repositioning costs of $2.9 million, and acquisition related costs of $4.4 million in the three months ended January 31, 2013 were not included in Adjusted EBITDA.

Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $55.4 million at January 31, 2013 and $39.4 million at October 31, 2012. Our total debt was $589.6 million at January 31, 2013 and $313.1 million at October 31, 2012.

Our primary source of liquidity is cash flow from operations and borrowings under our credit arrangements. Our principal uses of cash have been for operating expenditures, capital expenditures, repositioning expenditures, debt servicing requirements, and employee benefit obligations. We expect cash flow from operations, cash on hand and borrowing under our current revolver to be sufficient to fund our existing level of operating expenses, capital expenditures, and interest expense for at least the next 12 months.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended January 31,
	2013	2012
(in millions of U.S. dollars)	$	$
Cash (used in) provided by operating activities of continuing operations	(6.3)	10.2
Cash used in operating activities of discontinued operations	—	(0.3)
Cash (used in) provided by operating activities	(6.3)	9.9
Cash used in investing activities	(266.9)	(6.5)
Cash provided by (used in) financing activities	286.6	(2.9)
Other	2.6	(1.4)
Net increase (decrease) in cash and cash equivalents during the period	16.0	(0.9)

Cash (Used in) Provided by Operating Activities
Cash used in operating activities from continuing operations for the three months ended January 31, 2013 increased $16.5 million, to a usage of $6.3 million, from a source of cash of $10.2 million for the three months ended January 31, 2012. In the current year, improved operating and working capital performance was more than offset by refinancing expenses and acquisition-related costs. Prior year cash from operations was primarily driven by favorable working capital.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Three months ended January 31,
	2013	2012
(in millions of U.S. dollars)	$	$
Cash used in investing activities	(266.9)	(6.5)
Cash used in investing activities from continuing operations for the three months ended January 31, 2013 increased $260.4 million, to $266.9 million, from $6.5 million for the three months ended January 31, 2012 due to the Banner Acquisition.
Our principal ongoing investment activities are project-related and sustaining capital programs at our network of sites. The majority of our capital allocation is normally invested in project-related programs, which are defined as outlays that will generate growth in capacity and revenues, while sustaining expenditures related to the preservation of existing assets and capacity.

Cash Provided by (Used in) Financing Activities

The following table summarizes the cash used in financing activities for the periods indicated:

	Three months ended January 31,
	2013	2012
(in millions of U.S. dollars)	$	$
Decrease in short-term borrowings	—	(1.3)
Proceeds from long-term borrowings	592.1	—
Increase in deferred financing costs	(21.7)	—
Repayment of debt, net of penalty payment	(315.8)	(1.6)
Share issuance cost	(0.9)	—
Proceeds on issuance of restricted voting shares	32.9	—
Cash provided by (used in) financing activities	286.6	(2.9)

Cash provided by financing activities for the three months ended January 31, 2013 was $286.6 million compared to cash used of $2.9 million for the three months ended January 31, 2012. This increase of cash inflow is due to the refinancing activities during the three months ended January 31, 2013.
Financing Arrangements
Current Credit Arrangements - $660 Million Credit Facility

On December 14, 2012, in connection with the Banner Acquisition, we entered into a credit agreement that provides for the Credit Facility, which is comprised of Secured Term Loan in the amount of $575.0 million and the Secured Revolving Facility of up to $85.0 million (the "Credit Agreement"). Up to $30.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loan matures on December 14, 2018, and the Secured Revolving Facility matures on December 14, 2017. The Secured Term Loan bears interest at a rate per annum equal to, at our option, LIBOR plus 6.00%, with a LIBOR "floor" of 1.25%, or an alternate base rate plus 5.00%, with an alternate base rate "floor" of 2.25%. Borrowings under the Secured Revolving Facility bear interest for eurodollar loans at Libor plus 5.50% and base rate loans at base rate plus 4.50%. We will also pay a commitment fee of 0.50% per annum on the unused portion of the Secured Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.00 to 1.00.

First Lien Leverage Ratio is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of the Company's and its restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by promissory notes or similar instruments plus the unrestricted cash of the Company and its restricted subsidiaries, in each case as set forth in the Credit Agreement, to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the Banner Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the Banner Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA disclosed elsewhere in this quarterly report on Form 10-Q.

We are required to make the following mandatory prepayments in respect of the Secured Term Loan: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when we maintain a First Lien Leverage Ratio of greater than 3.50 to 1.00, with step downs to (a) 25% when we maintain a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00 and (b) 0% when we maintain a First Lien Leverage Ratio of less than or equal to 3.00 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. In the event the Secured Term Loan is prepaid, refinanced, substituted or replaced (including by way of amendment) in whole or in part prior to December 14, 2013 concurrently with the incurrence of indebtedness similar to the Secured Term Loan with a lower all-in yield than that of the Secured Term Loan, any amounts so prepaid, refinanced, substituted or replaced will be subject to a prepayment fee of 1.00%. Excess Cash Flow is generally defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) plus, without duplication, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, without duplication, (a) interest, (b) taxes, (c) increases in working capital, (d) capital expenditures paid in cash and (e) certain other adjustments, in each case as set forth in the Credit Agreement.

Under the Credit Agreement, we are required to maintain a First Lien Leverage Ratio below a certain amount for each Testing Period, defined as a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. The following table discloses the maximum permitted First Lien Leverage Ratios permitted under the Credit Agreement:

Testing Period Ending	Maximum Ratio
April 30, 2013 through July 31, 2014	5.50 to 1.00
October 31, 2014 through July 31, 2015	5.00 to 1.00
October 31, 2015 through April 30, 2016	4.75 to 1.00
July 31, 2016 through October 31, 2016	4.50 to 1.00
January 31, 2017 and thereafter	4.25 to 1.00

The Credit Agreement also (i) required us to make a number of representations and warranties, including representations and warranties regarding our legal status and our business and (ii) subjects us to a number of affirmative covenants, including requirements to deliver certain information to the lenders, maintain insurance and comply with laws, in each case subject to certain exceptions as set forth in the Credit Agreement.
The Credit Agreement also subjects us to a number of negative covenants that restrict our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	issue additional equity;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•	enter into agreements that restrict distributions from subsidiaries or restrict our ability to incur liens on certain of our assets;

•	make capital expenditures;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into transactions with affiliates;

•	change our line of business

•	create or incur liens;

•	change our fiscal year; and

•	merge or consolidate.

The Credit Agreement contains a number of events of default, including, among others:

•	failure to make payments when due;

•	breaches of representations and warranties;

•	breaches of covenants;

•	defaults under other indebtedness (cross-defaults);

•	invalidity of security documents;

•	judgments in excess of a specified amount;

•	bankruptcy or insolvency;

•	ERISA events and similar events under non-U.S. plans; and

•	a change of control.
Our failure to maintain the required First Lien Leverage Ratio or our breach of the other covenants and requirements contained in the Credit Agreement could result in an event of default, which may allow our lenders to accelerate our debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. As of January 31, 2013, we were in compliance with the covenants and other requirements in the Credit Agreement.
The Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and secured by a first priority pledge on substantially all of our assets and the subsidiary guarantors, in each case subject to certain exceptions.

Consolidated EBITDA is based on the definition in the Credit Agreement, is not defined under U.S. GAAP and is subject to important limitations. We have included the calculation of Consolidated EBITDA for the period presented below as Consolidated EBITDA is a component of certain covenants under the Credit Agreement. Because not all companies use identical calculations, our presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Our Consolidated EBITDA for the last four fiscal quarters ended January 31, 2013 based on the definition in our Credit Agreement is calculated as follows:

Last twelve months ended January 31,
2013
(in millions of USD)
$
Consolidated EBITDA per credit facility	167.2
Less:
Acquired EBITDA of Banner	(14.0)
Pro forma cost savings	(40.1)
Other	(4.0)
Adjusted EBITDA	109.1
(Deduct) add:
Depreciation and amortization	(41.2)
Repositioning expenses	(9.3)
Acquisition-related costs	(7.6)
Interest expense, net	(29.8)
Asset Impairment charges	(68.0)
Provision for income taxes	(50.9)
Refinancing expenses	(29.1)
Operational initiatives related consulting costs	(7.1)
Stock-based compensation expense	(2.9)
Purchase accounting adjustments	(2.9)
Other	1.2
Loss from continuing operations	(138.5)
Add (deduct):
Depreciation and amortization	41.2
Impairment charge	68.0
Stock-based compensation	2.9
Net change in non-cash working capital	(3.2)
Net change in deferred revenues	10.6
Non-cash interest	5.8
Other, primarily changes in long-term assets and liabilities	30.0
Cash flows from operations	16.8

Cash flows from investing activities	(312.3)
Cash flows from financing activities	315.8

Included in our pro forma cost savings are the estimated impact of our operational excellence initiatives, plant consolidation savings, and other synergies related to the Banner Acquisition, assuming such activities were completed as of February 1, 2012.

Our net debt calculation for our credit facility as of January 31, 2013, is as follows:

(in millions of U.S. dollars)	$
7.25% secured term loan	589.0
Less: cash and cash equivalents	(35.0)
Net debt	554.0

As part of the credit agreement, we are required to maintain a leverage ratio, which is calculated by taking our total net debt of $554.0 million and dividing by our Consolidated EBITDA for the last twelve months of $167.2 million, for a leverage ratio of 3.31. Effective for the twelve month period ending April 30, 2014, we are required to keep our coverage ratio below 5.50.
Historical Credit Arrangements-$280.0 Million Senior Secured Notes and $75.0 Million Amended ABL
In April 2010, we issued the Notes in an aggregate principal amount of $280.0 million. We used the net proceeds of the offering to repay all of the outstanding indebtedness under our then-existing senior secured term loan and $75.0 million asset-based revolving credit facility, to repay certain other indebtedness and to pay related fees and expenses. We used the remaining proceeds for general corporate purposes.
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
As part of the Refinancing, effective December 14, 2012, we terminated all commitments and repaid all amounts owed under the ABL. On December 14, 2012, as part of the previously announced tender offer for our Notes, we paid or deposited with an escrow agent an aggregate of approximately $307.2 million in order to purchase all outstanding Notes. As a result, we were released from our obligations under the Notes and the indenture governing the Notes pursuant to the satisfaction and discharge provisions of such indenture.

 Financing Ratios
Total interest-bearing debt at January 31, 2013 was $589.6 million, $276.5 million higher than at October 31, 2012. At January 31, 2013, our consolidated ratio of interest-bearing debt to shareholders' equity was 510.0%, compared to 251.9% at October 31, 2012.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements to structure any of our financial arrangements. We do not have any interests in unconsolidated special-purpose or structured finance entities.
Tabular Disclosure of Contractual Obligations
The following reflects the impact of our term loan on our contractual obligations:

	Long-term debt obligation as of January 31, 2013
(in millions of U.S. dollars)	Total	Year 1	2-3 Years	4-5 Years	After 5 Years
	$	$	$	$	$
Long-term debt	606.0	5.8	11.5	43.9	544.8
Interest on long-term debt (2)	246.2	43.3	85.3	83.4	34.2
Total long-term debt obligations(1)	852.2	49.1	96.8	127.3	579.0
(1) The amounts displayed in the chart relate only to our long-term debt. For information relating to all of our outstanding contractual obligations, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Tabular Disclosure of Contractual Obligations." contained in our 2012 Form 10-K.

(2) Represents interest payments under our Credit Facility based on the applicable interest rates in effect on January 31, 2013.
Recent Accounting Pronouncements
See "Note 1—Accounting policies—Recently issued accounting pronouncements" to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Critical Accounting Estimates

For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates" contained in our 2012 Form 10-K. There have been no material changes to the critical accounting policies previously disclosed in that report, except as discussed below.

Goodwill
As a result of the Banner Acquisition, we recorded goodwill representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. We test goodwill for impairment at least annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. Testing is performed with respect to each of our reporting units that have been allocated goodwill, which we have determined are the sites within our CMO segment.
We may initiate goodwill impairment testing by considering qualitative factors to determine whether it is more likely than not that a reporting unit's carrying value is greater than its fair value. Such factors may include the following, among others: a significant decline in the reporting unit's expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate, unanticipated competition; and slower growth rates; and changes in management, key personnel, strategy or customers. If our qualitative assessment reveals that goodwill impairment is more likely than not, we perform the two-step impairment test. Alternatively, we may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test.
During the first step of the goodwill impairment test, we compare the fair value of the reporting unit to its carrying value, including goodwill. Determining the fair value of the reporting unit entails significant estimates and assumptions including, but not limited to, developing appropriate discount rates and estimating future cash flows from the reporting units products or services. If the fair value of a reporting unit exceeds its carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure possible goodwill impairment loss. During the second step, we hypothetically value the reporting unit's tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination. We then compare the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit's goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the segment. Due to uncertain market conditions and potential changes in our strategy, product and service portfolio or reporting units, it is possible that the forecasts we use to support goodwill could change in the future, which could result in goodwill impairment charges that would adversely affect our results of operations.

Intangible Assets

As a result of the Banner Acquisition, we recorded various intangible assets, including technology, in process research and development, customer relationships and trade name. We will test for definite lived intangible assets whenever events or changes in circumstances indicate that the carrying amount will not be recoverable. If such indicators are present, we assesses the recoverability of the intangible assets by determining whether the carrying value of such assets can be recovered through undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying amount, the excess of the carrying amount over the estimated fair value, based on the discounted cash flows, is recorded as a charge to earnings.
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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our expectations regarding our future growth, results of operations, performance (both operational and financial) and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. Wherever possible, words such as "plans," "expects," or "does not expect," "forecasts," "anticipates" or "does not anticipate," "believes," "intends" and similar expressions or statements that certain actions, events or results "may," "could," "should," "would," "might" or "will" be taken, occur or be achieved have been used to identify these forward-looking statements. Although the forward-looking statements contained in this quarterly report on Form 10-Q reflect our current assumptions based upon information currently available to us and based upon what we believe to be reasonable assumptions, we cannot be certain that actual results will be consistent with these forward-looking statements. Our current material assumptions include assumptions related to customer volumes, regulatory compliance, foreign exchange rates, employee severance costs associated with termination and projected integration savings related to our acquisition of Banner. Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to international operations and foreign currency fluctuations; customer demand for our services; regulatory matters affecting manufacturing and pharmaceutical development services; impacts of acquisitions, divestitures and restructurings, including our ability to achieve our intended objectives with respect to such transactions and integrate businesses that we may acquire; implementation of our new corporate strategy; our ability to effectively transfer business between facilities; the global economic environment; our exposure to complex production issues; our substantial financial leverage; interest rate risks; potential environmental, health and safety liabilities; credit and customer concentration; competition; rapid technological change; product liability claims; intellectual property; the existence of a significant shareholder; supply arrangements; pension plans; derivative financial instruments; and our dependence upon key management, scientific and technical personnel. These and other risks are described in greater detail in "Part 1—Item 1A. Risk Factors" of our Annual Report 0n Form 10-K for fiscal year ended October 31, 2012 and our subsequent filings with the U.S. Securities and Exchange Commission and with the Canadian Securities Administrators. Although we have attempted to identify important risks and factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors and risks that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. These forward-looking statements are made as of the date of this quarterly report on Form 10-Q, and except as required by law, we assume no obligation to update or revise them to reflect new events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
Our business is conducted in several currencies—Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations, Euros, U. S. dollars and British Sterling for our European operations and the Mexican Peso for our Mexican operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities' costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In the three months ended January 31, 2013, approximately 90% of the revenues and 10% of the operating expenses of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on our current U.S. denominated net inflows, for each 10% change in the Canadian-U.S. dollar exchange rate, the annual impact on pre-tax income, excluding any hedging activities, would be approximately $4.6 million.
To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of January 31, 2013, we had entered into 81 foreign exchange forward contracts and collars covering approximately 80% of our Canadian-U.S. dollar cash flow exposures for fiscal 2013 and had two forward exchange forward contract covering our Euro-U.S. dollar cash flow. See "Note 11—Financial instruments and risk management" to our unaudited consolidated financial statements. We do not hedge any of our other foreign exchange exposures. Our foreign exchange forward contracts and collars mature at various dates through July 2014 and have an aggregate fair value of $111.1 million. As of January 31, 2013, an adverse exchange rate movement of 10% against our foreign exchange forward contracts and collars would result in a pre-tax loss of approximately $11.1 million.
Interest Rate Risk
As of January 31, 2013, our long-term debt consisted of the the Secured Term Loan and our Secured Revolving Facility, both of which bear interest at a variable rate. As of January 31, 2013, we had borrowed $32.5 million under our Secured Revolving Facility. Assuming a 100 basis point increase in applicable interest rates, annual interest expense on our Secured Revolving Facility would (assuming a fully drawn facility) increase by approximately $0.85 million and annual interest expense on our Secured Term Loan would increase by approximately $5.75 million

Item 4.    Controls and Procedures

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
On December 14, 2012, the Company completed the Banner Acquisition for a purchase price of $271.6 million, of which $115.6 million represented goodwill and identifiable intangible assets. Banner's operations contributed approximately $23.3 million in revenues to our consolidated financial results for the three months ended January 31, 2013. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Banner was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2013.

 There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
We are not involved in any material pending legal proceedings. Additionally, no such proceedings are known to be contemplated by governmental authorities.

Item 1A.    Risk Factors
There have been no material changes in the risk factors described in Item 1A of our 2012 Form 10-K.

Item 5. Other Information

On March 7, 2013, we and JLL Patheon Holdings, LLC (“JLL Patheon Holdings”), the beneficial owner of a majority of our outstanding restricted voting shares, entered into an amendment agreement (the “Amendment Agreement”) to the investor agreement dated April 27, 2007 (the “Investor Agreement”) governing certain rights of JLL Patheon Holdings relating to securities of our company held by JLL Patheon Holdings. The Amendment Agreement modifies the Investor Agreement by, among other things:

•
including all controlled affiliates of JLL Patheon Holdings, including JLL Patheon Holdings III, LLC, a Delaware limited liability company, and JLL Patheon Holdings Coöperatief U.A., a Dutch cooperatief (each such entity, together with JLL Patheon Holdings, the “JLL Purchaser Entities”), in the definition of “Purchaser” under the Investor Agreement, thus causing the rights and obligations under the Investor Agreement to apply to each of the JLL Purchaser Entities;

•
revising the definition of “Registrable Securities” to include any of our securities acquired by the JLL Purchaser Entities after April 27, 2007 and any of our securities issued as a distribution made in respect thereof or issued in exchange for or in replacement thereof;

•
providing that the JLL Purchaser Entities' demand registration rights in the United States will apply so long as we are eligible to file a registration statement on Form S-3 or other applicable form; and

•	expanding the JLL Purchaser Entities' piggyback registration rights to apply with respect to registration statements we file under the Securities Act of 1933, as amended.

The foregoing description of the Amendment Agreement is qualified in its entirety by reference to the full text of the Amendment Agreement, which is filed as Exhibit 10.8 to this quarterly report on Form 10-Q, and the Investor Agreement, which is filed as Exhibit 10.3 to our registration statement on Form 10 filed with the SEC on February 25, 2011.

JLL Patheon Holdings, together with its affiliates, is the beneficial owner of approximately 55.9% of our outstanding restricted voting shares, and JLL Patheon Holdings also owns 100% of our series D preferred shares, which entitle it to elect up to three of our directors. In addition, as described in the proxy statement for our 2013 annual and special meeting of shareholders, which was filed with the Securities and Exchange Commission on February 26, 2013, we have previously entered into a series of transactions and agreements with JLL Patheon Holdings and/or its affiliates.

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
Dated: March 8, 2013

PATHEON INC.

By:	/s/ JAMES C. MULLEN	By:	/s/ STUART GRANT
	James C. Mullen		Stuart Grant
	Chief Executive Officer		Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

4.1	Form of Subscription Rights Certificate.	8-K	11/19/2012	4.1

10.1	Credit Agreement dated December 14, 2012 among Patheon Inc., Patheon Pharmaceuticals Inc., Patheon UK Limited and Patheon Puerto Rico, Inc., the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as the administrative agent and swing line lender, Morgan Stanley Bank, N.A., as the letter of credit issuer, and the other parties thereto.	8-K	12/17/2012	10.1

10.2	The Patheon Global Bonus Plan effective December 13, 2012.	10-K	12/18/2012	10.25

10.3	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Aqeel Fatmi dated January 8, 2013.				X

10.4	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R. Gill, III dated May 10, 2010.				X

10.5	Amendment, dated January 29, 2013, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.	8-K	2/4/2013	10.1

10.6	Severance and Release of Claims Agreement between Patheon Pharmaceuticals Services Inc. and Mark J. Kontny, Ph.D. executed January 8, 2013.				X

10.7	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Michael Lehmann dated November 1, 2012.				X

10.8	Amendment Agreement, dated March 7, 2013, between Patheon Inc. and JLL Patheon Holdings, LLC, amending Investor Agreement, dated April 27, 2007.				X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101*
The following materials from Patheon Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Loss; (iv) the Unaudited Consolidated Statement of Changes in Shareholders' Equity; (v) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

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