Form 10-Q
period 2013-04-30
PATHEON INC
filed 2013-06-03
CIK 1400431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 30, 2013, the registrant had 140,448,743 restricted voting shares outstanding.

Patheon Inc.

Item 1.        Financial Statements

Patheon Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of April 30, 2013	As of October 31, 2012
(in millions of U.S. dollars)	$	$
Assets
Current
Cash and cash equivalents	57.1	39.4
Accounts receivable	179.7	161.7
Inventories	139.9	82.3
Income taxes receivable	15.0	0.4
Prepaid expenses and other	13.4	11.9
Deferred tax assets - short-term	6.6	4.3
Total current assets	411.7	300.0
Capital assets	488.9	416.4
Intangible assets	73.5	—
Deferred financing costs	21.7	4.9
Goodwill	45.5	3.5
Investments	7.1	6.3
Other long-term assets	12.1	11.8
Total assets	1,060.5	742.9
Liabilities and shareholders' equity
Current
Short-term borrowings	—	2.4
Accounts payable and accrued liabilities	201.1	186.2
Income taxes payable	0.3	5.7
Deferred revenues - short-term	16.5	13.9
Deferred tax liabilities - short-term	0.3	—
Current portion of long-term debt	5.8	—
Total current liabilities	224.0	208.2
Long-term debt	597.3	310.7
Deferred revenues	23.0	28.9
Deferred tax liabilities	55.7	23.0
Other long-term liabilities	48.6	47.8
Total liabilities	948.6	618.6
Shareholders' equity
Restricted voting shares	608.8	572.5
Contributed surplus	15.8	16.5
Accumulated deficit	(529.9)	(478.6)
Accumulated other comprehensive income	17.2	13.9
Total shareholders' equity	111.9	124.3
Total liabilities and shareholders' equity	1,060.5	742.9
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
(in millions of U.S. dollars, except per share information)	$	$	$	$
Revenues	253.9	181.5	467.4	335.4
Cost of goods sold	196.9	147.5	368.0	287.0
Gross profit	57.0	34.0	99.4	48.4
Selling, general and administrative expenses	41.6	34.7	76.8	69.2
Research and development	3.3	—	4.6	—
Repositioning expenses	2.5	6.0	6.5	6.8
Acquisition and integration costs	3.7	—	8.1	—
Impairment charge	—	57.9	10.1	57.9
Gain on sale of capital assets	(1.3)	—	(1.6)	—
Operating income (loss)	7.2	(64.6)	(5.1)	(85.5)
Interest expense, net	12.6	6.5	22.4	13.0
Foreign exchange loss, net	0.7	0.5	1.5	0.2
Refinancing expenses	0.1	—	29.2	—
Other income, net	(0.1)	—	(0.5)	(0.1)
Loss from continuing operations before income taxes	(6.1)	(71.6)	(57.7)	(98.6)
(Benefit from) provision for income taxes	(6.2)	8.0	(6.4)	0.3
Income (loss) from continuing operations	0.1	(79.6)	(51.3)	(98.9)
Loss from discontinued operations	—	(0.1)	—	(0.2)
Net income (loss) attributable to restricted voting shareholders	0.1	(79.7)	(51.3)	(99.1)
Basic income (loss) per share
From continuing operations	$0.001	($0.614)	($0.373)	($0.763)
From discontinued operations	—	($0.001)	—	($0.002)
Net income (loss) per share, basic	$0.001	($0.615)	($0.373)	($0.765)
Diluted income (loss) per share
From continuing operations	$0.001	($0.614)	($0.373)	($0.763)
From discontinued operations	—	($0.001)	—	($0.002)
Net income (loss) per share, diluted	$0.001	($0.615)	($0.373)	($0.765)
Weighted-average number of shares outstanding (in thousands)
Basic	140,043	129,639	137,694	129,639
Diluted	142,709	129,639	137,694	129,639
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended April 30,		Six months ended April 30,
(in millions of U.S. dollars)	2013	2012	2013	2012
	$	$	$	$
Net income (loss) attributable to restricted voting shareholders	0.1	(79.7)	(51.3)	(99.1)
Other comprehensive income (losses), net of income taxes
Change in foreign currency (losses) gains on investments in subsidiaries, net of hedging activities	(5.3)	5.6	4.3	(6.8)
Change in value of derivatives designated as foreign currency cash flow hedges	(1.3)	2.0	(0.8)	1.9
(Losses) gains on foreign currency cash flow hedges reclassified to consolidated statements of loss	(0.3)	(0.1)	(0.8)	0.1
Net change in pension liability	0.3	0.4	0.6	0.3
Curtailment impact and plan asset remeasurement, net of tax	—	6.0	—	6.0
Comprehensive loss attributable to restricted voting shareholders	(6.5)	(65.8)	(48.0)	(97.6)
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in millions of U.S. dollars)	Restricted Voting Shares	Contributed Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at October 31, 2012	$572.5	$16.5	$(478.6)	$13.9	$124.3
Proceeds from equity offering, net	29.3	—	—	—	29.3
Stock options exercised	7.0	(2.4)	—	—	4.6
Stock-based compensation	—	1.7	—	—	1.7
Comprehensive income (loss):
Net loss attributable to restricted voting shareholders	—	—	(51.3)	—	(51.3)
Change in foreign currency translation on investments in subsidiaries, net of hedging activities	—	—	—	4.3	4.3
Change in value of derivatives designated as foreign currency cash flow hedges	—	—	—	(0.8)	(0.8)
Losses on foreign currency hedges reclassified to consolidated statement of operations	—	—	—	(0.8)	(0.8)
Net change in pension liability	—	—	—	0.6	0.6
Subtotal	—	—	(51.3)	3.3	(48.0)
Balance at April 30, 2013	$608.8	$15.8	$(529.9)	$17.2	$111.9
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended April 30,
	2013	2012
(in millions of U.S. dollars)	$	$
Operating activities
Loss from continuing operations	(51.3)	(98.9)
Adjustments to reconcile loss from continuing operations to cash used in operating activities
Depreciation and amortization	23.2	21.4
Impairment charge	10.1	57.9
Foreign exchange loss on debt	0.2	—
Other non-cash interest	6.7	0.6
Change in other long-term assets and liabilities	(1.9)	(0.5)
Deferred income taxes	(0.7)	1.1
Amortization of deferred revenues	(9.0)	(5.0)
Gain on sale of capital assets	(1.6)	—
Stock-based compensation expense	1.7	1.8
Other	(0.4)	—
	(23.0)	(21.6)
Net change in non-cash working capital balances related to continuing operations	(3.6)	(11.6)
Increase in deferred revenues	9.3	10.6
Cash used in operating activities of continuing operations	(17.3)	(22.6)
Cash used in operating activities of discontinued operations	—	(0.3)
Cash used in operating activities	(17.3)	(22.9)
Investing activities
Additions to capital assets	(18.5)	(17.6)
Proceeds on sale of capital assets	6.5	—
Acquisitions, net of cash acquired	(256.1)	—
Cash used in investing activities of continuing operations	(268.1)	(17.6)
Cash provided by investing activities of discontinued operations	—	0.1
Cash used in investing activities	(268.1)	(17.5)
Financing activities
Decrease in short-term borrowings	—	(1.3)
Proceeds from long-term borrowings	613.6	32.0
Increase in deferred financing costs	(22.6)	—
Repayment of debt, net of penalty payment	(324.3)	(3.0)
Share issuance costs	(0.7)	—
Proceeds on issuance of restricted voting shares	34.7	—
Cash provided by financing activities	300.7	27.7
Effect of exchange rate changes on cash and cash equivalents	2.4	(1.1)
Net increase (decrease) in cash and cash equivalents during the period	17.7	(13.8)
Cash and cash equivalents, beginning of period	39.4	33.4
Cash and cash equivalents, end of period	57.1	19.6
see accompanying notes

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared by Patheon Inc. (the "Company" or "Patheon") in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Operating results for the three and six months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2013 ("fiscal 2013"). These consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2012 ("fiscal 2012") contained in the Company's Annual Report on Form 10-K for the year then ended.
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
Revenue recognition on product sales

The Company now manufactures and sells proprietary products. With respect to the sales of these products, the Company recognizes revenue when title has transferred to the customer and the customer has assumed the risks and rewards of ownership. The Company also has agreements with various distributors that allow the Company to share in product profits. The Company recognizes these profits once the distributor ships the product and title passes to the distributor's customer. The Company does not offer return policies to its customers except for defective products.

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
Intangible Assets

As a result of the Banner Acquisition, the Company has recorded various intangible assets, including technology, in process research and development, customer relationships and trade names. The Company tests for impairment of definite lived intangible assets whenever events or changes in circumstances indicate that the carrying amount will not be recoverable.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

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

For indefinite-lived intangible assets, the Company compares the fair value of the intangible asset with the asset's carrying amount. If the fair value is less than the carrying amount, the Company recognizes an impairment. This test will be conducted annually, concurrent with the goodwill test.
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

Effective November 1, 2012, the Company adopted ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP" ("ASU 2011-05"). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. The amendments are effective for annual reporting periods beginning on or after December 15, 2011, and interim periods within those annual periods. However, in December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. Other than a change in presentation, the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Recently issued accounting pronouncements

In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 resolves the diversity in practice concerning the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2013. The amendments described in the

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

ASU are to be applied prospectively to derecognition events occurring after the effective date; prior periods are not to be adjusted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In February 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement and disclosure resulting from joint and several liability arrangements. Examples of obligations that fall within the scope of the ASU include certain debt arrangements, other contractual obligations and settled litigation. The new guidance is effective on a retrospective basis for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires enhanced disclosures about items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified to net income in their entirety, the ASU requires information about the effect of significant reclassification items to appear on separate line items of net income. For those items where direct reclassification to net income is not required, companies must provide cross-references to other disclosures that provide details about the effects of the reclassification out of AOCI. Expanded disclosures concerning current period changes in AOCI balances are also required for each component of other comprehensive income on the face of the financial statements or in the notes. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which requires enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with either Section 210-20-45 or 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendments are required to be applied retrospectively for all prior periods presented. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

2.    BANNER ACQUISITION

Background
On December 14, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Sobel USA Inc., a Delaware corporation, and Banner Pharmacaps Europe B.V., a private limited company organized under the laws of The Netherlands (collectively "Banner") from Sobel Best N.V. and VION Holding, N.V., each corporations organized under the laws of The Netherlands, for a net aggregate purchase price of approximately $269.0 million (the "Banner Acquisition"). Banner is a pharmaceutical business focused on delivering proprietary softgel formulations, with four manufacturing facilities and a number of proprietary technologies and products.

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

The purchase price allocation for the Banner Acquisition is as follows:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

$
Cash and cash equivalents	12.7
Accounts receivable	53.4
Inventories	53.7
Income taxes receivable	4.3
Prepaid expenses and other	3.6
Deferred tax assets-short-term	1.7
Capital assets	91.0
Intangible assets	75.1
Goodwill	41.9
Deferred tax assets - long-term	0.1
Other long-term assets	0.3
Accounts payable and accrued liabilities	(32.6)
Deferred tax liabilities - short-term	(0.4)
Other long-term liabilities	(3.5)
Deferred tax liabilities-long-term	(32.3)
Total purchase price	269.0

The Company recorded all of the $41.9 million of goodwill to its CMO segment. In addition, the Company does not expect any of the goodwill to be tax deductible.

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

Financial results of the acquired business

The revenues and net loss of Banner for the period from December 15, 2012 through April 30, 2013 included in the consolidated statement of operations are as follows:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
	$	$	$	$
Revenues	54.6	—	77.9	—
Loss from continuing operations	(13.5)	—	(29.6)	—

Unaudited pro forma financial information
The following table presents pro forma results of operations and gives effect to the Banner Acquisition as if the transaction had been consummated on November 1, 2011. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on November 1, 2011, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
	$	$	$	$
Revenues	253.9	240.9	501.0	469.4
Income (loss) from continuing operations	1.9	(84.0)	(27.8)	(102.4)
Income (loss) per share from continuing operations, basic	$0.01	$(0.65)	$(0.20)	$(0.79)
Income (loss) per share from continuing operations, diluted	$0.01	$(0.65)	$(0.20)	$(0.79)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company and Banner, reflecting the Company's and Banner's combined results of operations for the three and six month periods ended April 30, 2013 and 2012. The historical financial information has been adjusted to give effect to the pro forma events that are (i) directly attributable to the Banner Acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results of the Company and Banner. The unaudited pro forma consolidated results reflect primarily the following pro forma adjustments:

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

3.    DISCONTINUED OPERATIONS, PLANT CONSOLIDATIONS, SALES AND ASSET IMPAIRMENTS
Puerto Rico

The Company previously announced its plan to consolidate its Puerto Rico operations into its manufacturing site located in Manati and ultimately sell its plant in Caguas and that additional time was required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand. The Company now estimates the total project repositioning expenses to be $13.7 million, of which an additional $0.3 million was recorded in the six months ended April 30, 2013. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements.

As part of the previously announced plan, on February 28, 2013, the Company entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The lease agreement is a month to month tenancy with a target, non-binding, termination date of December 31, 2013. The Company has the option to holdover the lease in the event further time is necessary to complete the transfer out of Caguas to Manati. In the event of a holdover, the term may be extended on a month to month basis. As a result of the sale leaseback, the Company recorded a prepaid rent asset for $1.5 million during the quarter, which it began amortizing immediately. A gain of $1.1 million was recognized upon the sale.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The results of discontinued operations for the Company's Carolina facility (which the Company closed effective January 31, 2009) for the three and six months ended April 30, 2013 and 2012 are as follows:

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
	$	$	$	$
Revenues	—	—	—	—
Cost of goods sold	—	—	—	—
Gross loss	—	—	—	—
Selling, general and administrative expenses	—	0.2	—	0.3
Gain on sale of capital assets	—	(0.1)	—	(0.1)
Operating loss	—	(0.1)	—	(0.2)
Loss before income taxes	—	(0.1)	—	(0.2)
Net loss for the period	—	(0.1)	—	(0.2)

On February 17, 2012, the Company finalized the sale of its Carolina, Puerto Rico facility for a nominal amount.
Canada

Subsequent to the closing of the Banner Acquisition, the Company performed a review of Banner's facilities and decided to close the Olds, Canada facility by October 31, 2013. As a result of this decision, the Company conducted an impairment analysis on the long-term assets at this facility. Based on this analysis, which is discussed more fully below, the Company concluded that a non-cash impairment charge of $10.0 million was required to reduce the carrying value of the long-term assets to their fair value and that a non-cash impairment charge of $0.1 million was required to reduce the carrying value of the goodwill allocated to the Olds, Canada reporting unit to its fair value. The impairment charges reduced assets in the CMO segment by a total of $10.1 million. The carrying value of this property was reduced to its estimated fair value of $4.9 million, which represents the salvage value of the building and land, less costs to sell, that was determined based upon an appraisal value (Level 2 valuation inputs). These facility assets will remain as held and used until a plan of sale has been initiated and the site is in a condition for immediate sale.

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

4.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following as of April 30, 2013 and October 31, 2012:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	April 30, 2013	October 31, 2012
	$	$
Raw materials, packaging components and spare parts	76.9	47.9
Work-in-process	39.3	34.4
Finished goods	23.7	—
Balance, end of period	139.9	82.3

Accounts payable and accrued liabilities
The following is the breakdown of accounts payable and accrued liabilities:

	April 30, 2013	October 31, 2012
	$	$
Trade payables	117.9	101.2
Interest payable	1.9	1.0
Accrued salaries and related expenses	46.0	51.4
Customer deposits	17.5	16.4
Other accruals	17.8	16.2
Balance, end of period	201.1	186.2

Intangible assets

As part of the Banner Acquisition, the Company obtained intangible assets. The gross carrying amounts and accumulated amortization related to the Company's identifiable intangible assets are as follows:

	Gross carrying value	Accumulated amortization	Net carrying value
April 30, 2013
Trade names	0.8	(0.1)	0.7
Technology	46.4	(1.5)	44.9
Customer relationships	11.1	(0.4)	10.7
In-process research and development	16.8	—	16.8
Foreign exchange	0.4	—	0.4
Balance, end of period	75.5	(2.0)	73.5

Banner's in process research and development are currently classified as indefinite-lived intangible assets and will either begin to be amortized upon product approvals or written-off if not approved.

Goodwill

The following table summarizes the changes between October 31, 2012 and April 30, 2013 in the carrying amount of goodwill in total and by reporting segment:

	Commercial	PDS	Corp. & Other	Total
Balance at October 31, 2012	3.5	—	—	3.5
Additions	42.0	—	—	42.0
Impairments	(0.1)	—	—	(0.1)
Foreign currency translation adjustments	0.1	—	—	0.1
Balance at April 30, 2013	45.5	—	—	45.5

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

5.    PREFERRED SHARES AND RESTRICTED VOTING SHARES
The following table summarizes information regarding the Company's outstanding preferred shares, restricted voting shares and restricted voting share stock options as of April 30, 2013:

	Outstanding	Exercisable
Class I preferred shares series D	150,000	N/A
Restricted voting shares	140,448,743	N/A
Restricted voting share stock options	11,545,809	3,005,558

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
The Rights Offering contained a subscription price that was less than the fair value of the Company's restricted voting shares on the last day the rights could be exercised, which created a bonus element similar to a stock dividend. Because of this bonus element, the Company adjusted both the weighted-average basic and diluted shares outstanding immediately prior to the completion of the Rights Offering by multiplying those weighted-average shares by an adjustment factor that represented the fair value per restricted voting share immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering divided by the theoretical ex-rights fair value per restricted voting share immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering. Weighted-average basic and diluted shares outstanding and net loss per weighted-average basic and diluted share for the three and six months ended April 30, 2012 as originally reported and as adjusted for this bonus element were as follows:

	As originally reported	As adjusted	Effect of change
Three months ended April 30, 2012
Weighted-average basic and diluted shares outstanding	129,168	129,639	471
Net loss per basic and diluted share	(0.617)	(0.615)	0.002

	As originally reported	As adjusted	Effect of change
Six months ended April 30, 2012
Weighted-average basic and diluted shares outstanding	129,168	129,639	471
Net loss per basic and diluted share	(0.768)	(0.765)	0.003

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

6.    SEGMENTED INFORMATION
The Company is organized and managed in two business segments: CMO and PDS. These segments are organized around the service activities provided to the Company's customers.

	As of and for the three months ended April 30, 2013
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	219.5	34.4	—	253.9
Adjusted EBITDA	36.9	9.3	(11.8)	34.4
Depreciation	11.7	1.0	(0.5)	12.2
Capital expenditures	8.5	1.5	0.1	10.1

	As of and for the three months ended April 30, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	147.0	34.5	—	181.5
Adjusted EBITDA	18.6	6.5	(8.6)	16.5
Depreciation	9.3	1.3	0.2	10.8
Impairment charge	55.1	2.8	—	57.9
Capital expenditures	9.5	0.9	0.7	11.1

	As of and for the six months ended April 30, 2013
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	399.6	67.8	—	467.4
Adjusted EBITDA	59.4	15.7	(20.9)	54.2
Total assets	838.8	70.0	151.7	1,060.5
Depreciation	20.9	1.9	0.4	23.2
Goodwill	45.5	—	—	45.5
Impairment charge	10.1	—	—	10.1
Capital expenditures	16.4	2.0	0.1	18.5

	As of and for the six months ended April 30, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	269.8	65.6	—	335.4
Adjusted EBITDA	20.1	10.5	(16.0)	14.6
Total assets	580.2	75.3	79.8	735.3
Depreciation	18.3	2.6	0.5	21.4
Goodwill	3.5	—	—	3.5
Impairment charge	55.1	2.8	—	57.9
Capital expenditures	14.7	2.0	0.9	17.6

Cash and cash equivalents as well as deferred tax assets are considered to be part of "Corp. & Other" in the breakout of total assets shown above. In the first quarter of fiscal 2013, the Company announced the closure of its Olds, Canada facility and recorded impairment charges of $10.1 million to its CMO segment. Additionally, during the second quarter of fiscal 2013 the CMO segment recorded product returns from the packaging site and inventory write-offs of $6.1 million , related to a manufacturing problem at Banner due to a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected, which are reflected in gross profit in the consolidated statements of operations.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The Company evaluates the performance of its segments based on segment Adjusted EBITDA. Commencing with the first quarter of fiscal 2013, the Company revised its calculation of Adjusted EBITDA to exclude stock-based compensation expense, consulting costs related to the Company's operational initiatives and purchase accounting adjustments. The Company determined that excluding these items from Adjusted EBITDA better reflected the underlying performance of the Company's segments. Based on the revisions to the Company's segment performance measure, the Company has recast the presentation of its segment results for the prior period to be consistent with the current period presentation. Following the change in the segment performance measure, the Company's definition of Adjusted EBITDA is now income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments and other income and expenses. The Company's presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies and is not equivalent to "Consolidated EBITDA" as defined in the Credit Agreement (as discussed in Note 12).

Below is a reconciliation of Adjusted EBITDA to its closest U.S. GAAP measure.

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
	$	$	$	$
Total Adjusted EBITDA	34.4	16.5	54.2	14.6
Depreciation and amortization	(12.2)	(10.8)	(23.2)	(21.4)
Repositioning expenses	(2.5)	(6.0)	(6.5)	(6.8)
Acquisition and integration costs	(9.8)	—	(14.2)	—
Interest expense, net	(12.6)	(6.5)	(22.4)	(13.0)
Impairment charge	—	(57.9)	(10.1)	(57.9)
Gain on sale of capital assets	1.3	—	1.6	—
Benefit from (provision for) income taxes	6.2	(8.0)	6.4	(0.3)
Refinancing expenses	(0.1)	—	(29.2)	—
Operational initiatives related consulting costs	(1.8)	(6.0)	(1.9)	(12.3)
Stock-based compensation expense	(0.9)	(0.8)	(1.7)	(1.8)
Purchase accounting adjustments	(2.1)	—	(5.0)	—
Other	0.2	(0.1)	0.7	—
Loss from continuing operations	0.1	(79.6)	(51.3)	(98.9)

As illustrated in the table below, revenues are attributed to countries based on the location of the customer's billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is located:

	As of and for the three months ended April 30, 2013
	Canada $	US $	Europe $	Other $	Total $
Revenues	6.8	140.2	82.8	24.1	253.9

	As of and for the three months ended April 30, 2012
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	2.5	111.8	57.5	9.7	181.5

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	As of and for the six months ended April 30, 2013
	Canada*** $	US* $	Europe** $	Other $	Total $
Revenues	11.5	274.1	144.6	37.2	467.4
Capital assets	115.4	195.3	176.7	1.5	488.9
Goodwill	3.4	31.8	6.8	3.5	45.5
* Includes Puerto Rico
** European assets reflect the fiscal 2012 impairment of Swindon assets.
***Canada assets reflect the fiscal 2013 impairment of Olds, Canada assets.

	As of and for the six months ended April 30, 2012
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	4.8	201.3	111.8	17.5	335.4
Capital assets	114.9	137.5	151.9	1.5	405.8
Goodwill	3.5	—	—	—	3.5
* Includes Puerto Rico

7.    STOCK-BASED COMPENSATION
The Company has an incentive stock option plan in which directors, officers and key employees of the Company and its subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, are eligible to participate. On March 10, 2011, the Company's shareholders approved an amendment to the stock option plan, which, among other things, provides that the maximum number of shares that may be issued under the plan is 15,500,151, which currently represents 11% of the issued and outstanding restricted voting shares. As of April 30, 2013 and 2012, the total number of restricted voting shares issuable under the plan was 15,500,151 shares, respectively, of which there were stock options outstanding to purchase 11,545,809 shares and 11,005,335 shares, respectively, under the plan. Before the March 2011 amendments, the plan provided that the exercise prices of options were determined at the time of grant and could not be less than the weighted-average market price of the restricted voting shares of Patheon on the Toronto Stock Exchange ( the "TSX") during the two trading days immediately preceding the grant date. Following the March 2011 amendments, the exercise prices of the options may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the date of the grant. Options generally expire in no more than 10 years after the grant date and are subject to early expiry in the event of death, resignation, dismissal or retirement of an optionee. Options generally have vesting periods of either three years or five years, with either one-third or one-fifth vesting on each anniversary of the grant date, respectively.
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
Stock-based compensation expense recorded in the three and six months ended April 30, 2013 was $0.9 million and $1.7 million. Stock-based compensation expense recorded in the three and six months ended April 30, 2012 was $0.8 million and $1.8 million.
A summary of the plan activity during the six months ended April 30, 2013 is as follows:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

(Dollar amounts in Canadian dollars)	Number of shares	Weighted- average exercise price	Weighted-average contractual term	Aggregate intrinsic value
		$		$
Outstanding as of October 31, 2012	12,479,677	2.54		15,585,209
Granted	1,230,000	3.67		—
Exercised	(1,747,368)	2.67		1,562,006
Forfeited	(407,500)	3.47		213,022
Expired	(9,000)	13.21		—
Outstanding as of April 30, 2013	11,545,809	2.60	7.87	21,252,804
Exercisable as of April 30, 2013	3,005,558	2.76	6.16	5,210,146
The total fair value of shares that vested during the three months ended April 30, 2013 and 2012 was $1.8 million and $1.8 million, respectively. As of April 30, 2013, the total unrecognized compensation cost related to the nonvested stock options was $5.6 million, which is expected to be recognized through the fiscal year ending October 31, 2018, with a weighted-average remaining vesting period of 2.35 years.

8.    PENSION AND POST-RETIREMENT BENEFITS

Employee future benefits
The components of net periodic benefit cost for the defined benefit plans and other benefit plans for the six months ended April 30, 2013 and 2012 were as follows:

	Six months ended April 30,
	2013		2012
	Defined benefit pension plans	Other benefit plans	Defined benefit pension plans	Other benefit plans
	$	$	$	$
Service cost	1.1	—	1.4	—
Interest cost	2.8	0.2	2.6	0.2
Expected return on plan assets	(2.9)	—	(2.7)	—
Amortization of actuarial loss	0.6	—	0.6	—
Net periodic benefit costs	1.6	0.2	1.9	0.2

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

The defined benefit and other benefit plans estimates above do not include the unfunded termination indemnities related to the employees of the Company's Italian subsidiary. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee's employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The termination liability is adjusted annually by a cost-of-living index provided by the Italian government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.8 million and $3.2 million in fiscal 2013 and 2012, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for the six months ended April 30, 2013 and 2012 was $1.6 million and $1.6 million, respectively.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The defined benefit and other benefit plans estimates above also do not include the unfunded termination indemnities related to the employees of the Company's Mexican subsidiary, which the Company acquired as part of the Banner Acquisition. According to the Mexican labor law, a termination indemnity is payable when a company terminates an employment relationship without justified cause (as defined in the labor law) and is equal to three months of salary and benefits, plus 20 days of salary and benefits per each credited service year. The termination indemnity liability is unfunded; therefore the liability is recognized through a reserve calculated by the actuaries. The related expected expense for fiscal 2013 is less than $0.1 million, and the reserve is recorded on the consolidated balance sheet as of April 30, 2013.
The employee future benefit expense in connection with defined benefit pension plans, other post retirement benefit plans and the unfunded termination indemnities for the six months ended April 30, 2013 and 2012 was $3.4 million and $3.7 million, respectively.

9.    REPOSITIONING EXPENSE
During the three and six months ended April 30, 2013, the Company incurred $2.5 million and $6.5 million, respectively, in repositioning expenses, which related to Banner synergy initiatives; the plan of termination the Company announced on May 9, 2012 (the "Plan of Termination"), which is discussed below; and the shutdown of the Caguas facility. During the three and six months ended April 30, 2012, the Company incurred $6.0 million and $6.8 million in repositioning expenses, all of which related to the Plan of Termination and the shutdown of the Caguas facility.
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

The following is a summary of these expenses and other charges associated with operational improvements (collectively "repositioning expenses") as of and for the three and six months ended April 30, 2013 and 2012:

	As of and for the three months ended April 30, 2013
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at January 31, 2013				11.0
Employee-related expenses	1.8	0.1	0.6	2.5
Total expenses	1.8	0.1	0.6	2.5
Repositioning expenses paid				(5.9)
Repositioning expenses to be reimbursed				0.1
Total repositioning liabilities at April 30, 2013				7.7

	As of and for the three months ended April 30, 2012
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at January 31, 2012				5.4
Employee-related expenses	4.2	1.2	—	5.4
Consulting, professional and project management costs	0.6	—	—	0.6
Total expenses	4.8	1.2	—	6.0
Repositioning expenses paid				(2.5)
Foreign exchange				0.3
Total repositioning liabilities at April 30, 2012				9.2

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	As of and for the six months ended April 30, 2013
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at October 31, 2012				5.5
Employee-related expenses	2.2	0.6	3.5	6.3
Consulting, professional and project management costs	0.2	—	—	0.2
Total expenses	2.4	0.6	3.5	6.5
Repositioning expenses paid				(7.6)
Repositioning expenses to be reimbursed				3.3
Total repositioning liabilities at April 30, 2013				7.7

	As of and for the six months ended April 30, 2012
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2011				6.7
Employee-related expenses	4.3	1.2	—	5.5
Consulting, professional and project management costs	1.3	—	—	1.3
Total expenses	5.6	1.2	—	6.8
Repositioning expenses paid				(4.6)
Foreign exchange				0.3
Total repositioning liabilities at April 30, 2012				9.2

10.    OTHER INFORMATION

Foreign exchange
During the three and six months ended April 30, 2013, the Company recorded foreign exchange losses of $0.7 million and $1.5 million. These losses were primarily from operating exposures, partially offset by hedging gains. During the three and six months ended April 30, 2012, the Company recorded foreign exchange losses of $0.5 million and $0.2 million. These losses were primarily from operating exposures for the three months ended April 30, 2012 and hedge losses, partially offset by operating gains for the six months ended April 30, 2012.

Contingencies

On December 10, 2012, Procaps S.A. (“Procaps”) filed a complaint against the Company in the United States District Court for the Southern District of Florida (Case No. 12-cv-24356-DLG).  The complaint involves the Company's collaboration agreement with Procaps, pursuant to which both companies agreed to work together with respect to the marketing of a line of certain prescription pharmaceutical soft-gel development and manufacturing services. Procaps alleges that the Company's acquisition of Banner, a business that historically has generated less than 10% of its revenues from softgel services for prescription pharmaceuticals, transformed the collaboration agreement into an anticompetitive restraint of trade and an agreement between direct competitors to set prices, divide markets and/or allocate geographic territories.  Procaps seeks (i) a declaratory judgment that the collaboration agreement must cease and/or terminate; (ii) an injunction requiring that the Company divest all of Banner's soft-gel manufacturing capabilities; and (iii) monetary damages under federal and state antitrust and unfair competition laws, including treble damages for violations of the Sherman Act. The Company subsequently answered Procaps' complaint and filed its affirmative defenses to the complaint.  On May 15, 2013, Procaps served its supplemental initial disclosures pleading damages.  The parties are currently conducting discovery and trial is scheduled to commence on December 2, 2013.

The Company has not included any accrual in the consolidated financial statements as of April 30, 2013 related to the matter as a result of its assessment that the likelihood of a material loss in connection with the matter is not probable. Due to the early stage of the lawsuit, an estimate of the potential damages or range of damages cannot be made at this time. However, an adverse outcome in this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

One putative class action and five individual plaintiff actions are pending in the United States against one of the Company's customers in connection with the recall of certain lots of allegedly defective products manufactured by the Company for the customer. The Company has also been named in the putative class action and in three of the individual plaintiff actions. The customer has given the Company notice of its intent to seek indemnification from the Company for all damages, costs and expenses, pursuant to the manufacturing services agreement between the customer and the Company. As these cases are at an early stage, the Company is unable to estimate the number of potential claimants or the amount of potential damages for which the Company may be directly or indirectly liable in the above actions.

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
Fair value measurements
The fair value is principally applied to financial assets and liabilities such as derivative instruments consisting of foreign exchange forward contracts and collars. The following table provides a summary of the financial assets and liabilities that are measured at fair value as of April 30, 2013 and October 31, 2012:

Assets measured at fair value
	Fair value measurement at April 30, 2013 using:				Fair value measurement at October 31, 2012 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	0.7	—	0.7	—	2.1	—	2.1
Total assets	—	0.7	—	0.7	—	2.1	—	2.1

Contingent consideration receivable	—	—	0.3	0.3	—	—	0.3	0.3
Total assets	—	—	0.3	0.3	—	—	0.3	0.3

Liabilities measured at fair value
	Fair value measurement at April 30, 2013 using:				Fair value measurement at October 31, 2012 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	0.4	—	0.4	—	—	—	—
Foreign exchange collars	—	0.5	—	0.5	—	0.7	—	0.7
Total liabilities	—	0.9	—	0.9	—	0.7	—	0.7
Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following table presents the fair value of the Company's derivative financial instruments and their classifications on the consolidated balance sheets as of April 30, 2013 and October 31, 2012:
Fair values of derivative instruments

	Asset derivatives as of April 30, 2013		Asset derivatives as of October 31, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other	0.7	Prepaid expenses and other	1.8
Foreign exchange forward contracts	Other long-term assets	—	Other long-term assets	0.3
Total designated derivatives		0.7		2.1

Contingent consideration receivable	Other long-term assets	0.3	Other long-term assets	0.3
Total non-designated derivatives		0.3		0.3

	Liability derivatives as of April 30, 2013		Liability derivatives as of October 31, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other long-term liabilities	0.4	Other long-term liabilities	—
Foreign exchange collars	Accounts payable and accrued liabilities	0.4	Accounts payable and accrued liabilities	0.3
Foreign exchange collars	Other long-term liabilities	0.1	Other long-term liabilities	0.4
Total designated derivatives		0.9		0.7

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

There was no change in the fair value of the Company's Level 3 financial instrument as of April 30, 2013.

Foreign exchange forward contracts and other hedging arrangements
The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange and interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.
As of April 30, 2013, the Company's Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of US$64.8 million. These contracts hedge the Canadian operations' expected exposure to U.S. dollar denominated receivables and mature at the latest on October 1, 2014, at an average exchange rate of $1.0180 Canadian. The mark-to-market value of these financial instruments as of April 30, 2013 was an unrealized gain of $0.4 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

As of April 30, 2013, the Company's Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of €2.0 million. These contracts hedge the Canadian operations' expected exposure to Euro denominated receivables and mature at the latest on October 8, 2013, at an average exchange rate of $1.2811 Canadian. The mark-to-market value of these financial instruments as of April 30, 2013 was an unrealized loss of $0.1 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.
As of April 30, 2013, the Company's Canadian operations had entered into foreign exchange collars to sell an aggregate amount of US$42.2 million. These contracts hedge the Canadian operations' expected exposure to U.S. dollar denominated receivables and mature at the latest on July 2, 2014, at an average exchange rate of $0.9964 Canadian. The mark-to-market value of these financial instruments as of April 30, 2013 was an unrealized loss of $0.5 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.
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
Financial risk management is the responsibility of the Company's corporate finance team. The corporate finance team works with the Company's operational personnel to identify, evaluate and, where appropriate, hedge financial risks. The Company's corporate finance team also monitors material risks and discusses them with the Audit Committee of the Board of Directors.

Foreign exchange risk
As of April 30, 2013, the Company operated in Canada, the United States, Italy, France, the United Kingdom, The Netherlands, Mexico and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates ("transaction exposures") and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars ("translation exposures").
The Company's most significant transaction exposures arise in its Canadian operations. Approximately 90% of the revenues of the Canadian operations and approximately 10% of its operating expenses are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company's current U.S. denominated net inflows, as of April 30, 2013, fluctuations of +/-10% would, everything else being equal, have an annual effect on (loss) income from continuing operations before income taxes of approximately +/- $4.2 million, prior to hedging activities.
The objective of the Company's foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company's earnings. The Company manages this risk by entering into foreign exchange contracts. As of April 30, 2013, the Company has entered into foreign exchange contracts to cover approximately 80% of its Canadian-U.S. dollar cash flow exposures for fiscal 2013. The Company does not currently hedge any translation exposures.
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
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company's requirements, a cash deposit is received before any services are provided. As of April 30, 2013 and October 31, 2012, the Company held deposits of $17.5 million and $16.4 million, respectively.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Liquidity risk
Liquidity risk arises when financial obligations exceed financial assets available at a particular point in time. The Company's objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of April 30, 2013, the Company was holding cash and cash equivalents of $57.1 million and had undrawn lines of credit available to it of $58.2 million.

12.    LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term debt in the accompanying consolidated balance sheets at April 30, 2013 and October 31, 2012 consists of the following:

	As of April 30, 2013	As of October 31, 2012
	$	$
7.25% secured term loan due December 14, 2018 (the "Secured Term Loan")	572.1	—
8.625% senior secured notes due April 15, 2017 (the "Notes")	—	280.0
$85 million secured revolving credit facility maturing December 14, 2017, bearing interest ranging from 5.8% to 7.75% (the "Secured Revolving Facility")	47.4	—
$75 million senior secured revolving loan facility maturing April 23, 2014, bearing interest ranging from 4.03% to 5.75% based upon floating LIBOR, US, or CAD prime, or federal funds effective rates, plus applicable margins (the "ABL")	—	30.7
Total long-term debt outstanding	619.5	310.7
Less original issue discount, net of accumulated amortization of $0.9 million	(16.4)	—
Less current portion	(5.8)	—
Balance, end of the period	597.3	310.7

On December 14, 2012, the Company completed the refinancing of its existing debt (the "Refinancing"), pursuant to which it entered into a credit agreement (the "Credit Agreement") for a secured term loan in the amount of $575.0 million (the "Secured Term Loan") and a secured revolving credit facility of up to $85.0 million (the "Secured Revolving Facility" and, together with the Secured Term Loan, the "Credit Facility"). Up to $30.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loan matures on December 14, 2018, and the Secured Revolving Facility matures on December 14, 2017. The Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, LIBOR plus 6.00%, with a LIBOR "floor" of 1.25%, or an alternate base rate plus 5.00%, with an alternate base rate "floor" of 2.25%. Borrowings under the Secured Revolving Facility bear interest for eurodollar loans at Libor plus 5.50% and base rate loans at the base rate plus 4.50%. The Company will also pay a commitment fee of 0.50% per annum on the unused portion of the Secured Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.00 to 1.00.

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

The Company is required to make the following mandatory prepayments in respect of the Secured Term Loan: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when the Company maintains a First Lien Leverage Ratio of greater

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

than 3.50 to 1.00, with step downs to (a) 25% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00 and (b) 0% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.00 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. Excess Cash Flow is generally defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) plus, without duplication, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, without duplication, (a) interest, (b) taxes, (c) increases in working capital, (d) capital expenditures paid in cash and (e) certain other adjustments, in each case as set forth in the Credit Agreement. In the event the Secured Term Loan is prepaid, refinanced, substituted or replaced (including by way of amendment) in whole or in part prior to December 14, 2013 concurrently with the incurrence of indebtedness similar to the Secured Term Loan with a lower all-in yield than that of the Secured Term Loan, any amounts so prepaid, refinanced, substituted or replaced will be subject to a prepayment fee of 1.00%.
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
The Company's failure to maintain the required First Lien Leverage Ratio or its breach of the other covenants and requirements contained in the Credit Agreement could result in an event of default, which may allow the Company's lenders to accelerate the Company's debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. As of April 30, 2013, the Company was in compliance with the covenants and other requirements in the Credit Agreement.
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
As part of the Refinancing, effective December 14, 2012, the Company terminated all commitments and repaid all amounts owed under its $75.0 million asset-based revolving credit facility (the "ABL"). In addition, on November 26, 2012, the Company commenced a cash tender offer for its $280 million of 8.625% senior secured notes (the "Notes"). As of 12:00 midnight, New York City time, on December 13, 2012, $279.4 million principal amount of the Notes had been tendered and not

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

validly withdrawn, representing approximately 99.80% of the aggregate outstanding principal amount of the Notes. On December 14, 2012, the Company paid an aggregate of approximately $307.2 million in order to purchase the Notes tendered prior to December 14, 2012. In addition, the Company deposited with the trustee in respect of the Notes sufficient funds to redeem the remaining outstanding Notes on January 23, 2013 and pay accrued and unpaid interest thereon. As a result, the Company has been released from its obligations under the Notes and the indenture governing the Notes pursuant to the satisfaction and discharge provisions of such indenture.

During the six months ended April 30, 2013, the Company incurred $29.2 million of refinancing expense comprised of a $23.8 million early redemption penalty related to the repayment of the Notes, and $5.3 million related to the write-off of deferred financing costs on the Notes and the ABL and other related charges. In addition, new creditor and third party fees of $22.6 million were capitalized in long term assets and an original issue discount of $17.3 million was capitalized and netted against the carrying value of the related debt. Both the new fees and the original issue discount will be amortized to interest expense over the term of the Credit Agreement.

13.    RELATED PARTY TRANSACTIONS

Revenues for contract manufacturing from a company controlled by Joaquin B. Viso (the "Viso Affiliate"), a director and significant shareholder of the Company, were nil for the three and six months ended April 30, 2013, and were less than $0.1 million and $0.1 million for the three and six months ended April 30, 2012. These transactions were conducted in the normal course of business and are recorded at the exchanged amounts. Accounts receivable at April 30, 2013 and October 31, 2012 were nil, respectively, resulting from these transactions. In addition, Patheon manufactures a product for a third party for which the product's intellectual property is owned by the Viso Affiliate. The manufacturing agreement was originally contracted between the third party and the Viso Affiliate, but has been administered directly between Patheon and the third party on normal commercial terms since 2003.

As of April 30, 2013 and October 31, 2012, the Company had an investment of $4.7 million and $4.0 million, respectively, representing an 18% interest in two Italian companies (collectively referred to as "BSP Pharmaceuticals") whose largest investor was previously an officer of the Company until December 31, 2009. These companies specialize in the manufacture of cytotoxic pharmaceutical products. As a result of the shareholders' agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals' operations, the Company accounts for its investment in BSP Pharmaceuticals using the equity method. Accordingly, for the six months ended April 30, 2013 and 2012, the Company recorded investment income of approximately $0.6 million and $0.1 million, respectively.
In connection with its investment in BSP Pharmaceuticals, the Company has a management services agreement with BSP Pharmaceuticals that provides on-going sales and marketing services, and provided engineering and operational services during the construction of the BSP facility which was completed in 2008. There were no management fees recorded under this agreement for the three months ended April 30, 2013 and 2012, respectively. There was no accounts receivable balance at April 30, 2013 and October 31, 2012 in connection with the management services agreement, respectively. These services were conducted in the normal course of business and are recorded at the exchanged amounts.
In connection with certain of BSP Pharmaceuticals' bank financing, the Company had made commitments that it would not dispose of its interest in BSP Pharmaceuticals prior to January 1, 2011, and if needed, on an ongoing basis irrevocably inject equity (pro-rata) in order to ensure BSP complies with certain specific bank covenants. The Company has not made any injections since fiscal 2010.

14.    INCOME TAXES

The Company accounts for income taxes under FASB ASC 740, Income Taxes ("ASC 740"). The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company has recorded valuation allowances against certain Canadian and foreign jurisdictions due to insufficient evidence supporting the Company's ability to use these assets in the future.
During the three months ended January 31, 2013, the Company released $0.5 million of the valuation allowance against the U.S. deferred tax assets and recognize a tax benefit, due to the creation of deferred tax liabilities from the Banner

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

acquisition. In addition, during the three months ended April 30, 2013, the Company recorded a $3.0 million discrete tax benefit as a result of changes in tax laws and rates taking effect in 2013.
For the six months ended April 30, 2013, the Company increased uncertain tax benefits by $2.7 million related to the Banner Acquisition, $2.1 million will be recorded as an adjustment to goodwill. The Company does not reasonably expect any additional changes to the amount of uncertain tax positions within the next 12 months.

15.    BASIC AND DILUTED INCOME (LOSS) PER SHARE
Shares used in basic earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted voting share stock options under the incentive stock option plan using the treasury stock method. For the three months ended April 30, 2013, 2,665,659 weighted-average restricted voting shares options had a grant price that was less than the average market price. The computation of net income per share did not include 11,005,335 outstanding options in the three months ended April 30, 2012 because such options were anti-dilutive in nature. The computation of net income per share did not include 11,545,809 and 11,005,335 outstanding options in the six months ended April 30, 2013 and 2012, respectively, because such options were anti-dilutive in nature.
The components of basic and diluted earnings per share for the three and six months ended April 30, 2013 and 2012 are as follows:

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$0.1	$(79.6)	$(51.3)	$(98.9)
Income (loss) from discontinued operations	—	(0.1)	—	(0.2)
Net income (loss)	$0.1	$(79.7)	$(51.3)	$(99.1)

Denominator: (in thousands of shares)
Weighted-average number of shares outstanding - Basic	140,043	129,639	137,694	129,639
Dilutive effect of restricted voting shares options	2,666	—	—	—
Weighted-average number of shares outstanding - Diluted	142,709	129,639	137,694	129,639
The weighted-average number of shares outstanding has been adjusted to reflect the impact of the rights offering (as described in Note 5).

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
We have two reportable segments, CMO and PDS. Our CMO business manufactures prescription products in sterile dosage forms as well as solid and liquid conventional dosage forms, and we differentiate ourselves by offering specialized manufacturing capabilities relating to high potency, controlled substance, sustained release products and softgel formulations. Our PDS business provides a broad range of development services, including a wide variety of solid and sterile dosage forms. Additionally, our PDS business serves as a pipeline for future commercial manufacturing opportunities.

With the acquisition of Sobel USA Inc. and Banner Pharmacaps Europe B.V. (collectively, "Banner") on December 14, 2012 (the “Banner Acquisition”), we have now expanded our service offering to include proprietary products and technology that includes softgel formulations.  Banner is a leading provider of softgel formulations with research labs and manufacturing facilities in the US, Canada, Netherlands, and Mexico.
Selected Financial Results
The following is a summary of certain key financial results for the three months ended April 30, 2013 (a more detailed discussion is contained in "Results of Operations" below):

•	Revenues for the three months ended April 30, 2013 increased $72.4 million, or 39.9%, to $253.9 million, from $181.5 million for the three months ended April 30, 2012.

•	Gross profit for the three months ended April 30, 2013 increased $23.0 million, or 67.6%, to $57.0 million from $34.0 million for the three months ended April 30, 2012.

•	Loss from continuing operations for the three months ended April 30, 2013 was $0.1 million, compared to $79.6 million for the three months ended April 30, 2012.

•	Adjusted EBITDA for the three months ended April 30, 2013 increased $17.9 million to $34.4 million, from $16.5 million for the three months ended April 30, 2012.

Strategic Initiatives
During the fiscal year ending October 31, 2013 ("fiscal 2013"), we have continued to advance our strategic transformation plan. The following are certain key activities related to the plan that we have undertaken in fiscal 2013.

•
On March 7, 2013, we informed affected employees of the planned shutdown of the Olds, Canada facility by October 31, 2013. We expect to incur approximately $3.7 million in severance and retention expenses along with $1.5 million in closing costs. These costs are in addition to the non-cash impairment charge relating to the Olds, Canada facility of $10.1 million booked in the first quarter of fiscal 2013, which resulted from a review of all facilities that formed part of the Banner Acquisition. We expect this closure will save approximately $10.0 million on an annual basis.

•
On February 28, 2013, we entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The lease agreement is a month to month tenancy with a target, non-binding, termination date of December 31, 2013.

•
On December 31, 2012, we completed our subscription rights offering, which expired on December 28, 2012 (the "Rights Offering"). The Rights Offering was fully subscribed for with gross proceeds totaling approximately $30.0 million.

•
On December 14, 2012, we completed the Banner Acquisition. We acquired Banner for a net aggregate purchase price of approximately $269.0 million. Banner is the world's second largest pharmaceutical business focused on delivering proprietary softgel formulations, with four manufacturing facilities, significant proprietary technologies and products, and leading positions in some of the industry's fastest-growing product categories. Banner currently has research labs and manufacturing facilities in the United States, The Netherlands, Canada and Mexico.

•
On December 14, 2012, in connection with the closing of the Banner Acquisition, we entered into a new credit facility (the "Credit Facility"), which is comprised of (i) a $575.0 million secured term loan due December 14, 2018 (the "Secured Term Loan") and (ii) a $85 million secured revolving credit facility maturing December 14, 2017 (the "Secured Revolving Facility") (collectively, the "Refinancing"). Up to $30.0 million of the Secured Revolving Facility is available for letters of credit. We used the Credit Facility to finance the Banner Acquisition, repurchase our $280.0 million of 8.625% senior secured notes (the "Notes"), repay all borrowings outstanding under our then-existing $75.0 million asset-based revolving credit facility (the "ABL") and pay fees and expenses associated with the transactions. Going forward, the Secured Revolving Facility will be available for general corporate purposes.

Changes in Our Management and Board
The following is a summary of certain key changes in our management since the beginning of fiscal 2013:

•
On May 17, 2013, Antonella Mancuso, President, Global Commercial Operations and Chief Manufacturing Officer, notified us that she plans to resign from her positions with the company and its subsidiaries, effective July 10, 2013.

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

In addition, the Banner Acquisition provides us with access to new markets, including the nutritional supplement and over-the-counter pharmaceutical markets. The nutritional supplement market totaled approximately $90 billion worldwide in 2011 according to the Nutrition Business Journal. The over-the-counter pharmaceutical market generated over $100 billion in 2011 according to Nicholas Hall. The Banner acquisition also provides us with a portfolio of proprietary prescription compounds. According to IMS Health, the prescription pharmaceuticals market generated $956 billion globally in 2011.
Plant Consolidations

Subsequent to the closing of the Banner Acquisition, we performed a review of Banner's facilities and decided to close our Olds, Canada facility by October 31, 2013. In connection with this decision, we recorded total impairment charges of $10.1 million, of which $10.0 million related to the long-term assets at the facility and $0.1 million related to the goodwill allocated to the Olds, Canada reporting unit. The impairment charges reduce assets in the CMO segment by $10.1 million. The facility assets will remain as held and used until a plan of sale has been initiated and the site is in a condition for immediate sale.

We closed our Carolina facility in Puerto Rico effective January 31, 2009. We completed the sale of this property on February 17, 2012 for a nominal amount. The results of the Carolina operations have been reported in discontinued operations for the three and six months ended April 30, 2012.

We previously announced our plan to consolidate our Puerto Rico operations into our manufacturing site located in Manati and ultimately sell our plant in Caguas and that additional time was required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand. We now estimate the total project repositioning expenses to be $13.7 million, of which $12.8 million has been incurred as of April 30, 2013. Because our business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements.

As previously announced, on February 28, 2013, we entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The lease agreement is a month to month tenancy with a target, non-binding, termination date of December 31, 2013. We have the option to holdover the lease in the event further time is necessary to complete the transfer out of Caguas to Manati. In the event of a holdover, the term may be extended on a month to month basis. As a result of the sale-leaseback, we recorded a prepaid rent asset for $1.5 million during the quarter, which we began amortizing immediately. We recognized a gain of $1.1 million upon the sale.

Results of Operations

Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012.

	Three months ended April 30,
	2013	2012	$	%
(in millions of U.S. dollars, except per share information)	$	$	Change	Change
Revenues	253.9	181.5	72.4	39.9
Cost of goods sold	196.9	147.5	49.4	33.5
Gross profit	57.0	34.0	23.0	67.6
Selling, general and administrative expenses	41.6	34.7	6.9	19.9
Research and development	3.3	—	3.3	—
Repositioning expenses	2.5	6.0	(3.5)	(58.3)
Acquisition and integration costs	3.7	—	3.7	—
Impairment charge	—	57.9	(57.9)	—
Gain on sale of capital assets	(1.3)	—	1.3	—
Operating income (loss)	7.2	(64.6)	71.8	111.1
Interest expense, net	12.6	6.5	6.1	93.8
Foreign exchange loss, net	0.7	0.5	(0.2)	40.0
Refinancing expenses	0.1	—	(0.1)	—
Other income, net	(0.1)	—	0.1	—
Loss from continuing operations before income taxes	(6.1)	(71.6)	65.5	91.5
(Benefit from) provision for income taxes	(6.2)	8.0	14.2	(177.5)
Income (Loss) from continuing operations	0.1	(79.6)	79.7	(100.1)
Loss from discontinued operations	—	(0.1)	0.1	—
Net Income (loss) attributable to restricted voting shareholders	0.1	(79.7)	79.8	(100.1)
Basic and diluted income (loss) per share
From continuing operations	$0.001	$(0.614)
From discontinued operations	—	$(0.001)
	$0.001	$(0.615)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	140,043	129,639
Weighted-average number of shares outstanding during period—diluted (in thousands)	142,709	129,639

Operating Income (Loss) Summary
Revenues for the three months ended April 30, 2013 increased $72.4 million, or 39.9%, to $253.9 million, from $181.5 million for the three months ended April 30, 2012. Excluding currency fluctuations, revenues for the three months ended April 30, 2013 would have been approximately $0.9 million higher than the three months ended April 30, 2012. CMO revenues for the three months ended April 30, 2013 increased $72.5 million, or 49.3%, to $219.5 million, from $147.0 million for the three months ended April 30, 2012. The increase was across most Patheon legacy sites, and $54.6 million of the increase was due to the Banner Acquisition. PDS revenues for the three months ended April 30, 2013 decreased $0.1 million, or 0.3%, to $34.4 million, from $34.5 million for the three months ended April 30, 2012. Excluding the impact of our clinical packaging business that was sold during the fiscal year ended October 31, 2012 ("fiscal 2012"), PDS revenues grew 3.3%.
Gross profit for the three months ended April 30, 2013 increased $23.0 million, or 67.6%, to $57.0 million, from $34.0 million for the three months ended April 30, 2012. The increase in gross profit was primarily due to higher volume and an increase in gross profit margin to 22.4% for the three months ended April 30, 2013 from 18.7% for the three months ended April 30, 2012. The increase in gross profit margin was driven by higher volumes and savings from our operational excellence initiatives, partially offset by increased cost of goods sold related to the fair value mark up of Banner's inventory from the acquisition of $2.1 million, higher inventory write-offs of $5.0 million and product returns from a packaging site of $3.1 million. We experienced a manufacturing problem at Banner related to a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected and this led to $3.0 million of the inventory write-offs and all the returns mentioned above. Banner's contribution to the year over year gross margin impact was $1.5 million. Foreign exchange rates had a favorable impact of $0.8 million on gross profit in the three months ended April 30, 2013 versus the same period in the prior year.

Selling, general and administrative expenses for the three months ended April 30, 2013 increased $6.9 million, or 19.9%, to $41.6 million, from $34.7 million for the three months ended April 30, 2012. Selling, general and administrative expenses were higher as a result of the inclusion of Banner's selling, general and administrative costs of $10.3 million, higher professional fees, partially offset by $4.2 million in lower consulting costs related to strategic and operational review. Foreign exchange rates had a favorable impact of $0.3 million on selling, general and administrative expenses in the three months ended April 30, 2013 versus the same period in the prior year.
Research and development expenses for the three months ended April 30, 2013 were $3.3 million as a result of the Banner Acquisition. These expenses related to proprietary research and development efforts and consist of salaries and benefits, supplies and other costs.
Repositioning expenses for the three months ended April 30, 2013 decreased $3.5 million, to $2.5 million, from $6.0 million for the same period of the prior year primarily due to changes to the organizational alignment within our business as a result of the Banner Acquisition and Caguas closure and consolidation, as compared to the expenses related to the Plan of Termination and Caguas closure and consolidation for the three months ended April 30, 2012.
Acquisition and Integration costs for the three months ended April 30, 2013 were $3.7 million. These expenses are associated with the Banner Acquisition and integration efforts. In connection with closing the acquisition on December 14, 2012, we incurred, and expect to incur, additional acquisition and integration costs consisting of consultants, system and customer conversions, and other integration-related costs. These costs will be recognized as operating expenses as incurred.
We incurred an impairment charge of $57.9 million for the three months ended April 30, 2012 related to the winding down or transferring PDS and non-cephalosporin commercial production from our Swindon, U.K. facility.
Operating income for the three months ended April 30, 2013 increased $71.8 million to $7.2 million (2.9% of revenues), from a loss of $64.6 million (-35.6% of revenues) for the three months ended April 30, 2012 as a result of the factors discussed above.
Loss from Continuing Operations Before Income Taxes
We reported loss from continuing operations before income taxes of $6.1 million for the three months ended April 30, 2013, compared to a loss of $71.6 million for the three months ended April 30, 2012. The operating items discussed above were the primary drivers of the year over year variance.
Income Taxes
Income taxes were a benefit of $6.2 million for the three months ended April 30, 2013, compared to an expense of $8.0 million for the three months ended April 30, 2012. The increase in tax benefit was primarily driven by current period benefit of approximately $3.0 million as a result of changes in tax laws and rates taking effect in 2013, valuation allowances of approximately $2.5 million recorded in the second quarter of fiscal 2012 and a mix of income and loss from operating units and pre-tax losses in some entities for which no tax benefits were recognized in 2012.
Income (Loss) from Continuing Operations and Income (Loss) Per Share from Continuing Operations
We recorded income from continuing operations for the three months ended April 30, 2013 of $0.1 million, compared to a loss of $79.6 million for the three months ended April 30, 2012. The basic and diluted income (loss) per share from continuing operations for the three months ended April 30, 2013 was 0.1¢ compared to a loss of 61.4¢ for the three months ended April 30, 2012.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for the three months ended April 30, 2012 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in "Note 3—Discontinued Operations, Plant Consolidations, Sales and Asset Impairments." The loss from discontinued operations for the three months ended April 30, 2012 was $0.1 million, or 0.1¢ per share. These costs relate to the final wind down of the Carolina facility.
Net Income (Loss) Attributable to Restricted Voting Shareholders and Income (Loss) Per Share
Net income attributable to restricted voting shares for the three months ended April 30, 2013 was $0.1 million, or 0.1¢ per share for both basic and diluted, compared to a loss of $79.7 million, or 61.5¢ per share, for the three months ended April 30, 2012.

For the three months ended April 30, 2013, 2,665,659 weighted-average restricted voting shares options had a grant price that was less than the average market price. The computation of net income per share did not include 11,005,335 outstanding options in the three months ended April 30, 2012 because such options were anti-dilutive in nature.
Revenues and Adjusted EBITDA by Business Segment

We evaluate the performance of our segments based on segment Adjusted EBITDA. Commencing with the first quarter of fiscal 2013, we revised our calculation of Adjusted EBITDA to exclude stock-based compensation expense, consulting costs related to our operational initiatives and purchase accounting adjustments. We determined that excluding these items from Adjusted EBITDA better reflected our segments' underlying performance. Based on the revisions to the definition of Adjusted EBITDA, we recasted the presentation of Adjusted EBITDA for the three and six months ended April 30, 2012 to be consistent with the current period presentation. Our Adjusted EBITDA (as revised) is now income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments and other income and expenses. "Adjusted EBITDA margin" is Adjusted EBITDA as a percentage of revenues.
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

A reconciliation of Adjusted EBITDA to loss from continuing operations is set forth below:

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
(in millions of U.S. dollars)	$	$	$	$
Adjusted EBITDA	34.4	16.5	54.2	14.6
Depreciation and amortization	(12.2)	(10.8)	(23.2)	(21.4)
Repositioning expenses	(2.5)	(6.0)	(6.5)	(6.8)
Acquisition and integration costs	(9.8)	—	(14.2)	—
Interest expense, net	(12.6)	(6.5)	(22.4)	(13.0)
Impairment charge	—	(57.9)	(10.1)	(57.9)
Gain on sale of capital assets	1.3	—	1.6	—
Benefit from (provision for) income taxes	6.2	(8.0)	6.4	(0.3)
Refinancing expenses	(0.1)	—	(29.2)	—
Operational initiatives related consulting costs	(1.8)	(6.0)	(1.9)	(12.3)
Stock-based compensation expense	(0.9)	(0.8)	(1.7)	(1.8)
Purchase accounting adjustments	(2.1)	—	(5.0)	—
Other	0.2	(0.1)	0.7	—
Income (loss) from continuing operations	0.1	(79.6)	(51.3)	(98.9)

The following provides certain information regarding our business segments for the three months ended April 30, 2013 and 2012:

	Three months ended April 30,
	2013	2012	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	139.5	83.3	56.2	67.5
Europe	80.0	63.7	16.3	25.6
Total Commercial Manufacturing	219.5	147.0	72.5	49.3
Pharmaceutical Development Services	34.4	34.5	(0.1)	(0.3)
Total Revenues	253.9	181.5	72.4	39.9
Adjusted EBITDA
Commercial Manufacturing
North America	24.2	11.5	12.7	110.4
Europe	12.7	7.1	5.6	78.9
Total Commercial Manufacturing	36.9	18.6	18.3	98.4
Pharmaceutical Development Services	9.3	6.5	2.8	43.1
Corporate EBITDA	(11.8)	(8.6)	3.2	37.2
Total Adjusted EBITDA	34.4	16.5	17.9	108.5

Commercial Manufacturing
Total CMO revenues for the three months ended April 30, 2013 increased $72.5 million, or 49.3%, to $219.5 million, from $147.0 million for the three months ended April 30, 2012. Had local currency exchange rates remained constant to the rates of the three months ended April 30, 2012, CMO revenues for the Patheon legacy entities for the three months ended April 30, 2013 would have been approximately 49.9% higher than the same period of the prior year. Approximately $54.6 million of the year over year CMO growth resulted from the Banner Acquisition.
North American CMO revenues for the three months ended April 30, 2013 increased $56.2 million, or 67.5%, to $139.5 million, from $83.3 million for the three months ended April 30, 2012. The increase was due to an increase in customer demand across most sites, with $45.0 million of the increase resulting from the Banner Acquisition.
European CMO revenues for the three months ended April 30, 2013 increased $16.3 million, or 25.6%, to $80.0 million, from $63.7 million for the three months ended April 30, 2012. Had European currency exchange rates remained constant to the rates of the three months ended April 30, 2012, European CMO revenues for the Patheon legacy entities for the three months ended April 30, 2013 would have been approximately 26.8% higher than the same period of the prior year. The increase was primarily due to $9.6 million from the Banner Acquisition and increases in our Italian operations, partially offset by weakness in Bourgoin and Swindon.
Total CMO Adjusted EBITDA for the three months ended April 30, 2013 increased $18.3 million to $36.9 million, from $18.6 million for the three months ended April 30, 2012. This represents an Adjusted EBITDA margin of 16.8% for the three months ended April 30, 2013 compared to 12.7% for the three months ended April 30, 2012. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the three months ended April 30, 2012, CMO Adjusted EBITDA for the three months ended April 30, 2013 would have been approximately $0.5 million higher. The increase was driven by higher volumes, improved margins driven by our operational excellence initiatives at legacy Patheon sites, partially offset by higher inventory write-offs of $2.0 million primarily from our Swindon and Canadian operations. Included in the CMO Adjusted EBITDA was a $2.7 impact from Banner. Total CMO Adjusted EBITDA for the three months ended April 30, 2013 did not include $2.1 million of increased cost of goods sold related to amortization of the fair value mark-up of Banner's inventory from the acquisition and product returns from a packaging site and inventory write-offs totaling $6.1 million related to a manufacturing problem at Banner resulting from a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected.
North American Adjusted EBITDA for the three months ended April 30, 2013 increased $12.7 million, to $24.2 million, from $11.5 million for the three months ended April 30, 2012. The increase was primarily driven by higher volumes and margins as a result of our operational excellence initiatives, partially offset by inventory write-offs of $0.8 million. Included in the North American Adjusted EBITDA was $1.7 million impact from Banner. Repositioning costs of $1.8 million in the three months ended April 30, 2013 were not included in Adjusted EBITDA.

European Adjusted EBITDA for the three months ended April 30, 2013 increased $5.6 million, to $12.7 million, from $7.1 million for the three months ended April 30, 2012. Had European currency exchange rates remained constant to those of the three months ended April 30, 2012, European CMO Adjusted EBITDA for the three months ended April 30, 2013 would have been approximately $1.3 million higher. The increase was primarily driven by higher volumes and margins as a result of our operational excellence initiatives, partially offset by inventory write-offs of $1.6 million. Included in the European Adjusted EBITDA was positive $1.0 million impact from Banner.
Pharmaceutical Development Services
Total PDS revenues for the three months ended April 30, 2013 decreased by $0.1 million, or 0.3%, to $34.4 million, from $34.5 million for the three months ended April 30, 2012. Excluding the impact of Clinical Packaging business that was sold in fiscal 2012, PDS revenues grew by 3.3% over the prior period. This growth was primarily due to higher development activities from new contracts in Cincinnati, Milton Park and Bourgoin, partially offset by weakness in Swindon and Toronto. Had the local currency exchange rates remained constant to the three months ended April 30, 2012, PDS revenues for the three months ended April 30, 2013 would have been flat.
Total PDS Adjusted EBITDA for the three months ended April 30, 2013 increased $2.8 million, or 43.1%, to $9.3 million, from $6.5 million for the three months ended April 30, 2012. Had local currency exchange rates remained constant to those of the three months ended April 30, 2012, PDS Adjusted EBITDA for the three months ended April 30, 2013 would have been approximately $0.5 million lower than reported. Positive impact from our operational excellence initiatives contributed to the year over year growth. Repositioning costs of $0.1 million in the three months ended April 30, 2013 were not included in Adjusted EBITDA.
Corporate
Corporate costs for the three months ended April 30, 2013 increased $3.2 million, or 37.2%, to $11.8 million, from $8.6 million for the three months ended April 30, 2012. The increase was due to higher professional fees and $0.5 million in Banner general and administrative costs.
Repositioning costs of $0.6 million, and acquisition-related costs of $3.7 million in the three months ended April 30, 2013 were not included in Adjusted EBITDA.

Six Months Ended April 30, 2013 Compared to Six Months Ended April 30, 2012.

	Six months ended April 30,
	2013	2012	$	%
(in millions of U.S. dollars, except per share information)	$	$	Change	Change
Revenues	467.4	335.4	132.0	39.4
Cost of goods sold	368.0	287.0	81.0	28.2
Gross profit	99.4	48.4	51.0	105.4
Selling, general and administrative expenses	76.8	69.2	7.6	11.0
Research and development	4.6	—	4.6	—
Repositioning expenses	6.5	6.8	(0.3)	(4.4)
Acquisition and integration costs	8.1	—	8.1	—
Impairment charge	10.1	57.9	(47.8)	(82.6)
Gain on sale of capital assets	(1.6)	—	1.6	—
Operating loss	(5.1)	(85.5)	80.4	(94.0)
Interest expense, net	22.4	13.0	9.4	72.3
Foreign exchange loss, net	1.5	0.2	(1.3)	650.0
Refinancing expenses	29.2	—	(29.2)	—
Other income, net	(0.5)	(0.1)	0.4	400.0
Loss from continuing operations before income taxes	(57.7)	(98.6)	40.9	41.5
(Benefit from) provision for income taxes	(6.4)	0.3	6.7	—
Loss from continuing operations	(51.3)	(98.9)	47.6	48.1
Loss from discontinued operations	—	(0.2)	0.2	—
Net loss attributable to restricted voting shareholders	(51.3)	(99.1)	47.8	48.2
Basic and diluted loss per share
From continuing operations	$(0.373)	$(0.763)
From discontinued operations	—	$(0.002)
	$(0.373)	$(0.765)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	137,694	129,639
Weighted-average number of shares outstanding during period—diluted (in thousands)	137,694	129,639

Operating (Loss) Income Summary
Revenues for the six months ended April 30, 2013 increased $132.0 million, or 39.4%, to $467.4 million, from $335.4 million for the six months ended April 30, 2012. Excluding currency fluctuations, revenues for the six months ended April 30, 2013 would have been 39.7% higher than the six months ended April 30, 2012. CMO revenues for the six months ended April 30, 2013 increased $129.8 million, or 48.1%, to $399.6 million, from $269.8 million for the six months ended April 30, 2012. The increase was across most Patheon legacy sites, with the exception of Swindon and Bourgoin, and $77.9 million of the increase was due to the Banner Acquisition. PDS revenues for the six months ended April 30, 2013 increased $2.2 million, or 3.4%, to $67.8 million, from $65.6 million for the six months ended April 30, 2012 primarily due to stronger results in our North American, Milton Park, and Bourgoin operations, partially offset by weakness in Swindon and Ferentino. Excluding the impact of the Clinical Packaging business that was sold in fiscal 2012, PDS revenues grew 7.4% over the prior year.
Gross profit for the six months ended April 30, 2013 increased $51.0 million, or 105.4%, to $99.4 million, from $48.4 million for the six months ended April 30, 2012. The increase in gross profit was primarily due to higher volume and an increase in gross profit margin to 21.3% for the six months ended April 30, 2013 from 14.4% for the six months ended April 30, 2012. The increase in gross profit margin was driven by higher volumes and savings from our operational excellence initiatives, partially offset by increased costs of goods sold related to the fair value mark up of Banner's inventory from the acquisition of $5.0 million, higher inventory write-offs of $6.0 million and product returns from a packaging site of $3.1 million. We experienced a manufacturing problem at Banner related to a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected and this led to $3.0 million of the inventory write-offs and all the returns mentioned above. Approximately $7.5 million of the gross margin increase over the comparable prior year period was due to the Banner Acquisition. Foreign exchange rates had a negative impact of $0.4 million on gross profit in the six months ended April 30, 2013 versus the same period in the prior year.

Selling, general and administrative expenses for the six months ended April 30, 2013 increased $7.6 million, or 11.0%, to $76.8 million, from $69.2 million for the six months ended April 30, 2012. Selling, general and administrative expenses were higher as a result of Banner's selling, general and administrative costs of $14.9 million, higher professional fees, offset by lower consulting costs relating to our strategic and operational review of $10.4 million. Foreign exchange rates had an favorable impact of less than $0.1 million on selling, general and administrative expenses in the six months ended April 30, 2013 versus the same period in the prior year.
Research and development expenses for the six months ended April 30, 2013 were $4.6 million as a result of the Banner Acquisition. These expenses related to proprietary research and development efforts and consist of salaries and benefits, supplies and other costs.
Repositioning expenses for the six months ended April 30, 2013 decreased $0.3 million, to $6.5 million, from $6.8 million for the same period of the prior year. Repositioning expenses for the six months ended April 30, 2013 were associated primarily with the changes to the organizational alignment within our business as a result of the Banner Acquisition and Caguas closure and consolidation, as compared to the expenses related to the Plan of Termination and Caguas closure and consolidation for the six months ended April 30, 2012.
Acquisition and Integration costs for the six months ended April 30, 2013 were $8.1 million. These expenses are associated with the Banner Acquisition and Integration efforts. In connection with closing the acquisition on December 14, 2012, we incurred, and expect to incur, additional acquisition-related costs consisting of consultants, system and customer conversions, and other integration-related costs. These costs will be recognized as operating expenses as incurred.
We incurred an impairment charge of $10.1 million for the six months ended April 30, 2013 related to the planned closure of our recently acquired Olds Canada facility by the end of fiscal 2013. Impairment charges for the six months ended April 30, 2012 were $57.9 million relating to the winding down or transferring PDS and non-cephalosporin commercial production from our Swindon, U.K. facility to other facilities.
Operating loss for the six months ended April 30, 2013 decreased $80.4 million to $5.1 million (-1.1% of revenues), from a loss of $85.5 million (-25.5% of revenues) for the six months ended April 30, 2012 as a result of the factors discussed above.
Foreign Exchange Losses
Foreign exchange loss for the six months ended April 30, 2013 was $1.5 million, compared to a loss of $0.2 million for the same period of the prior year. The foreign exchange loss for the six months ended April 30, 2013 was primarily due to operating exposures partially offset by hedge gains. The foreign exchange loss for the six months ended April 30, 2012 was from hedge losses, partially offset by operating gains. The hedging contracts resulted in gains of $0.8 million for the six months ended April 30, 2013 compared to losses of $0.3 million for the six months ended April 30, 2012.
Refinancing expenses
During the six months ended April 30, 2013, we incurred expenses of $29.2 million in connection with our refinancing activities related to the Banner Acquisition.  These costs primarily included the early redemption penalty related to the repayment of our Notes and the write-off of deferred financing costs on the Notes and the ABL (each as defined and described more fully below in "-Liquidity and Capital Resources").
Loss from Continuing Operations Before Income Taxes
We reported loss from continuing operations before income taxes of $57.7 million for the six months ended April 30, 2013, compared to a loss of $98.6 million for the six months ended April 30, 2012. The operating items discussed above were the primary drivers of the year over year variance.
Income Taxes
Income taxes were a benefit of $6.4 million for the six months ended April 30, 2013, compared to an expense of $0.3 million for the six months ended April 30, 2012. The increase in tax benefit was primarily driven by current period benefit of approximately $4.0 million recorded as a result of changes in tax laws and rates taking effect in 2013, recording a valuation allowance of approximately $2.5 million for the six months ended April 30, 2012 and a mix of income and loss from operating units and pre-tax losses in some entities for which no tax benefits were recognized in 2012.

Loss from Continuing Operations and Loss Per Share from Continuing Operations
We recorded loss from continuing operations for the six months ended April 30, 2013 of $51.3 million, compared to $98.9 million for the six months ended April 30, 2012. The basic and diluted loss per share from continuing operations for the six months ended April 30, 2013 was 37.3¢ cent compared to 76.3¢ cent for the six months ended April 30, 2012.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for the six months ended April 30, 2012 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in "Note 3—Discontinued Operations, Plant Consolidations, Sales and Asset Impairments." The loss from discontinued operations for the six months ended April 30, 2012 was $0.2 million, or 0.2¢ per share. These costs relate to the final wind down of the Carolina facility.
Net Loss Attributable to Restricted Voting Shareholders and Loss Per Share
Net loss attributable to restricted voting shares for the six months ended April 30, 2013 was $51.3 million, or 37.3¢ per share for both basic and diluted, compared to a loss of $99.1 million, or 76.5¢ per share, for the six months ended April 30, 2012.
The computation of net income per share did not include 11,545,809 and 11,005,335 outstanding options in the six months ended April 30, 2013 and 2012, respectively, because such options were anti-dilutive in nature.

The following provides certain information regarding our business segments for the six months ended April 30, 2013 and 2012:

	Six months ended April 30,
	2013	2012	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	246.2	154.7	91.5	59.1
Europe	153.4	115.1	38.3	33.3
Total Commercial Manufacturing	399.6	269.8	129.8	48.1
Pharmaceutical Development Services	67.8	65.6	2.2	3.4
Total Revenues	467.4	335.4	132.0	39.4
Adjusted EBITDA
Commercial Manufacturing
North America	39.4	16.8	22.6	134.5
Europe	20.0	3.3	16.7	506.1
Total Commercial Manufacturing	59.4	20.1	39.3	195.5
Pharmaceutical Development Services	15.7	10.5	5.2	49.5
Corporate EBITDA	(20.9)	(16.0)	4.9	30.6
Total Adjusted EBITDA	54.2	14.6	39.6	271.2

Commercial Manufacturing
Total CMO revenues for the six months ended April 30, 2013 increased $129.8 million, or 48.1%, to $399.6 million, from $269.8 million for the six months ended April 30, 2012. Had local currency exchange rates remained constant to the rates of the six months ended April 30, 2012, CMO revenues for the Patheon legacy entities for the six months ended April 30, 2013 would have been approximately 48.5% higher than the same period of the prior year. Approximately $77.9 million of the year over year CMO growth resulted from the Banner Acquisition.

North American CMO revenues for the six months ended April 30, 2013 increased $91.5 million, or 59.1%, to $246.2 million, from $154.7 million for the six months ended April 30, 2012. The increase was due to an increase in customer demand across all sites, with $64.6 million of the increase resulting from the Banner Acquisition.
European CMO revenues for the six months ended April 30, 2013 increased $38.3 million, or 33.3%, to $153.4 million, from $115.1 million for the six months ended April 30, 2012. Had European currency exchange rates remained constant to the rates of the six months ended April 30, 2012, European CMO revenues for the Patheon legacy entities for the six months ended April 30, 2013 would have been approximately 34.3% higher than the same period of the prior year. The increase was primarily due to increases in our Italian operations, partially offset by weakness in Swindon and Bourgoin. Approximately $13.3 million of the year over year European CMO revenue growth resulted from the Banner Acquisition.

Total CMO Adjusted EBITDA for the six months ended April 30, 2013 increased $39.3 million to $59.4 million, from $20.1 million for the six months ended April 30, 2012. This represents an Adjusted EBITDA margin of 14.9% for the six months ended April 30, 2013 compared to 7.4% for the six months ended April 30, 2012. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the six months ended April 30, 2012, CMO Adjusted EBITDA for the six months ended April 30, 2013 would have been approximately $2.6 million higher. The increase was driven by higher volumes and improved margins driven by our operational excellence initiatives, partially offset by inventory write-offs of $3.0 million and higher foreign exchange losses of $1.0 million. Included in the CMO Adjusted EBITDA was a $4.4 million impact from Banner. Total CMO Adjusted EBITDA for the six months ended April 30, 2013 did not include $10.1 million of impairment charges related to the closure of the Banner facility in Canada, $5.0 million of higher cost of goods sold related to amortization of the fair value mark-up of Banner's inventory from the acquisition, and product returns from a packaging site and inventory write-offs totaling $6.1 million related to a manufacturing problem at Banner resulting from a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected.
North American Adjusted EBITDA for the six months ended April 30, 2013 increased $22.6 million, to $39.4 million, from $16.8 million for the six months ended April 30, 2012. The increase was primarily driven by higher volumes and margins as a result of our operational excellence initiatives, partially offset by higher inventory write-offs of $7.1 million. Included in the North American Adjusted EBITDA was a negative $5.0 impact from Banner. Repositioning costs of $2.4 million in the six months ended April 30, 2013 were not included in Adjusted EBITDA.
European Adjusted EBITDA for the six months ended April 30, 2013 increased $16.7 million, to $20.0 million, from $3.3 million for the six months ended April 30, 2012. Had European currency exchange rates remained constant to those of the six months ended April 30, 2012, European CMO Adjusted EBITDA for the six months ended April 30, 2013 would have been approximately $2.8 million higher. The increase was primarily driven by higher volumes and margins as a result of our operational excellence initiatives, partially offset by foreign exchange loss of $1.5 million. Included in the European Adjusted EBITDA was a positive $1.0 impact from Banner.
Pharmaceutical Development Services
Total PDS revenues for the six months ended April 30, 2013 increased by $2.2 million, or 3.4%, to $67.8 million, from $65.6 million for the six months ended April 30, 2012. Had the local currency exchange rates remained constant to the six months ended April 30, 2012, PDS revenues for the six months ended April 30, 2013 would have been 3.5% higher than the same period of the prior year. Excluding the impact of the Clinical Packaging business that was sold in fiscal 2012, the PDS revenues grew by 7.4% over the same period of prior year. Higher development activities from new contracts across most sites contributed to the improved performance.
Total PDS Adjusted EBITDA for the six months ended April 30, 2013 increased $5.2 million, or 49.5%, to $15.7 million, from $10.5 million for the six months ended April 30, 2012. Had local currency exchange rates remained constant to those of the six months ended April 30, 2012, PDS Adjusted EBITDA for the six months ended April 30, 2013 would have been approximately $0.1 million lower than reported. Positive impact from our operational excellence initiatives contributed to the year over year growth. Repositioning costs of $0.6 million in the six months ended April 30, 2013 were not included in Adjusted EBITDA.
Corporate
Corporate costs for the six months ended April 30, 2013 increased $4.9 million, or 30.6%, to $20.9 million, from $16.0 million for the six months ended April 30, 2012. Higher professional fees of $2.8 million, higher convention and promotional costs, travel and $1.0 million in Banner general and administrative costs contributed to the year over year increase.
Refinancing costs of $29.2 million, repositioning costs of $3.5 million, and acquisition related costs of $8.1 million in the six months ended April 30, 2013 were not included in Adjusted EBITDA.

Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $57.1 million at April 30, 2013 and $39.4 million at October 31, 2012. Our total debt was $603.1 million at April 30, 2013 and $313.1 million at October 31, 2012.
Our primary source of liquidity is cash flow from operations and borrowings under our credit arrangements. Our principal uses of cash have been for operating expenditures, capital expenditures, repositioning expenditures, debt servicing requirements, integration costs associated with the Banner Acquisition and employee benefit obligations. We expect cash flow from operations, cash on hand and borrowing under our current revolver to be sufficient to fund our existing level of operating expenses, capital expenditures, and interest expense for at least the next 12 months.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended April 30,
	2013	2012
(in millions of U.S. dollars)	$	$
Cash used in operating activities of continuing operations	(17.3)	(22.6)
Cash used in operating activities of discontinued operations	—	(0.3)
Cash used in operating activities	(17.3)	(22.9)
Cash used in investing activities	(268.1)	(17.5)
Cash provided by financing activities	300.7	27.7
Other	2.4	(1.1)
Net increase (decrease) in cash and cash equivalents during the period	17.7	(13.8)

Cash Used in Operating Activities
Cash used in operating activities from continuing operations for the six months ended April 30, 2013 decreased $5.3 million, to a usage of $17.3 million, from $22.6 million for the six months ended April 30, 2012. The favorable year over year change was due to improved working capital performance.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Six months ended April 30,
	2013	2012
(in millions of U.S. dollars)	$	$
Cash used in investing activities	(268.1)	(17.5)
Cash used in investing activities from continuing operations for the six months ended April 30, 2013 increased $250.5 million, to $268.1 million, from $17.6 million for the six months ended April 30, 2012 primarily due to the Banner

Acquisition. The $17.5 million in fiscal 2012 was primarily project-related capital spend, which compares to $18.5 for the six months ended April 30, 2013.
Our principal ongoing investment activities are project-related and sustaining capital programs at our network of sites. The majority of our capital allocation is normally invested in project-related programs, which are defined as outlays that will generate growth in capacity and revenues, while sustaining expenditures related to the preservation of existing assets and capacity.

Cash Provided by Financing Activities
The following table summarizes the cash used in financing activities for the periods indicated:

	Six months ended April 30,
	2013	2012
(in millions of U.S. dollars)	$	$
Decrease in short-term borrowings	—	(1.3)
Proceeds from long-term borrowings	613.6	32.0
Increase in deferred financing costs	(22.6)	—
Repayment of debt, net of penalty payment	(324.3)	(3.0)
Share issuance costs	(0.7)	—
Proceeds on issuance of restricted voting shares	34.7	—
Cash provided by financing activities	300.7	27.7

Cash provided by financing activities for the six months ended April 30, 2013 was $300.7 million compared $27.7 million for the six months ended April 30, 2012. This increase of cash inflow is due to the refinancing activities during the six months ended April 30, 2013, which was a result of the funding requirements related to the Banner Acquisition.
Financing Arrangements
Current Credit Arrangements - $660 Million Credit Facility

On December 14, 2012, in connection with the Banner Acquisition, we entered into a credit agreement that provides for the Credit Facility, which is comprised of Secured Term Loan in the amount of $575.0 million and the Secured Revolving Facility of up to $85.0 million (the "Credit Agreement"). Up to $30.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loan matures on December 14, 2018, and the Secured Revolving Facility matures on December 14, 2017. The Secured Term Loan bears interest at a rate per annum equal to, at our option, LIBOR plus 6.00%, with a LIBOR "floor" of 1.25%, or an alternate base rate plus 5.00%, with an alternate base rate "floor" of 2.25%. Borrowings under the Secured Revolving Facility bear interest for eurodollar loans at Libor plus 5.50% and base rate loans at the base rate plus 4.50%. We will also pay a commitment fee of 0.50% per annum on the unused portion of the Secured Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.00 to 1.00.

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

Our failure to maintain the required First Lien Leverage Ratio or our breach of the other covenants and requirements contained in the Credit Agreement could result in an event of default, which may allow our lenders to accelerate our debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. As of April 30, 2013, we were in compliance with the covenants and other requirements in the Credit Agreement.
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

Our Consolidated EBITDA for the last four fiscal quarters ended April 30, 2013 based on the definition in our Credit Agreement is calculated as follows:

Last twelve months ended April 30,
2013
(in millions of USD)
$
Consolidated EBITDA per Credit Agreement	185.6
Less:
Acquired EBITDA of Banner	(8.7)
Pro forma cost savings	(47.8)
Other	(2.1)
Adjusted EBITDA	127.0
(Deduct) add:
Depreciation and amortization	(42.6)
Repositioning expenses	(5.8)
Acquisition and integration costs	(17.4)
Interest expense, net	(35.9)
Asset Impairment charges	(10.1)
Gain on sale of capital assets	1.2
Provision for income taxes	(36.7)
Refinancing expenses	(29.2)
Operational initiatives related consulting costs	(2.9)
Stock-based compensation expense	(3.0)
Purchase accounting adjustments	(5.0)
Other	1.6
Loss from continuing operations	(58.8)
Add (deduct):
Depreciation and amortization	42.6
Impairment charge	10.1
Stock-based compensation	3.0
Net change in non-cash working capital	1.2
Net change in deferred revenues	6.8
Non-cash interest	7.3
Other, primarily changes in long-term assets and liabilities	26.5
Cash flows from operations	38.7

Cash flows from investing activities	(302.5)
Cash flows from financing activities	299.3

Included in our pro forma cost savings are the estimated impact of our operational excellence initiatives, plant consolidation savings, and other synergies related to the Banner Acquisition, assuming such activities were completed as of May 1, 2012.

Our net debt calculation for our credit facility as of April 30, 2013, is as follows:

(in millions of U.S. dollars)	$
Total funded debt	603.1
Less: cash and cash equivalents	(35.0)
Net debt	568.1

As part of the Credit Agreement, we are required to maintain a leverage ratio below a certain threshold. Our leverage ratio is calculated by dividing our total net debt at the end of the applicable fiscal quarter divided by our Consolidated EBITDA for the previous 12 months. Effective for the 12-month period ending April 30, 2014, we are required to keep our leverage ratio below 5.50. As of April 30, 2013, our leverage ratio was 3.06.

Historical Credit Arrangements-$280.0 Million Senior Secured Notes and $75.0 Million Amended ABL
In April 2010, we issued the Notes in an aggregate principal amount of $280.0 million. We used the net proceeds of the offering to repay all of the outstanding indebtedness under our then-existing senior secured term loan and the ABL, to repay certain other indebtedness and to pay related fees and expenses. We used the remaining proceeds for general corporate purposes.
We also amended and restated the ABL in connection with the Notes offering to, among other things, extend the maturity date of this facility to April 23, 2014.
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
As part of the Refinancing, effective December 14, 2012, we terminated all commitments and repaid all amounts owed under the ABL. On December 14, 2012, as part of the previously announced tender offer for the Notes, we paid or deposited with an escrow agent an aggregate of approximately $307.2 million in order to purchase all outstanding Notes. As a result, we were released from our obligations under the Notes and the indenture governing the Notes pursuant to the satisfaction and discharge provisions of such indenture.
 Financing Ratios
Total interest-bearing debt at April 30, 2013 was $603.1 million, $290 million higher than at October 31, 2012. At April 30, 2013, our consolidated ratio of interest-bearing debt to shareholders' equity was 539.0%, compared to 251.9% at October 31, 2012.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements to structure any of our financial arrangements. We do not have any interests in unconsolidated special-purpose or structured finance entities.
Tabular Disclosure of Contractual Obligations
The following reflects the impact of our new Credit Facilities on our contractual obligations:

	Long-term debt obligation as of April 30, 2013 (1)
(in millions of U.S. dollars)	Total	Year 1	2-3 Years	4-5 Years	After 5 Years
	$	$	$	$	$
Long-term debt	619.5	5.8	11.5	58.9	543.3
Interest on long-term debt (2)	239.4	44.0	86.8	84.2	24.4
Total long-term debt obligations	858.9	49.8	98.3	143.1	567.7
(1) The amounts displayed in the chart relate only to our long-term debt. For information relating to all of our outstanding contractual obligations, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Tabular Disclosure of Contractual Obligations." contained in our 2012 Form 10-K.
(2) Represents interest payments under our Credit Facility based on the applicable interest rates in effect on April 30, 2013.
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

For indefinite-lived intangible assets, we compare the fair value of the intangible asset with the asset's carrying amount. If the fair value is less than the carrying amount, we will recognize an impairment. This test will be conducted annually, concurrent with the goodwill test.
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
Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our expectations regarding our future growth, results of operations, performance (both operational and financial) and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. Wherever possible, words such as "plans," "expects," or "does not expect," "forecasts," "anticipates" or "does not anticipate," "believes," "intends" and similar expressions or statements that certain actions, events or results "may," "could," "should," "would," "might" or "will" be taken, occur or be achieved have been used to identify these forward-looking statements. Although the forward-looking statements contained in this quarterly report on Form 10-Q reflect our current assumptions based upon information currently available to us and based upon what we believe to be reasonable assumptions, we cannot be certain that actual results will be consistent with these forward-looking statements. Our current material assumptions include assumptions related to customer volumes, regulatory compliance, foreign exchange rates, employee severance costs associated with termination and projected integration savings related to the Banner Acquisition. Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to international operations and foreign currency fluctuations; customer demand for our services; regulatory matters affecting manufacturing and pharmaceutical development services; impacts of acquisitions, divestitures and restructurings, including our ability to achieve our intended objectives with respect to such transactions and integrate businesses that we may acquire; implementation of our new corporate strategy; our ability to effectively transfer business between facilities; the global economic environment; our exposure to complex production issues; our substantial financial leverage; interest rate risks; potential environmental, health and safety liabilities; credit and customer concentration; competition; rapid technological change; product liability claims; intellectual property; the existence of a significant shareholder; supply arrangements; pension plans; derivative financial instruments; and our dependence upon key management, scientific and technical personnel. These and other risks are described in greater detail in "Part 1-Item 1A. Risk Factors" of our 2012 Form 10-K. Although we have attempted to identify important risks and factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors and risks that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. These forward-looking statements are made as of the date of this quarterly report on Form 10-Q, and except as required by law, we assume no obligation to update or revise them to reflect new events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
Our business is conducted in several currencies—Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations, Euros, U. S. dollars and British Sterling for our European operations and the Mexican Peso for our Mexican operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities' costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In the six months ended April 30, 2013, approximately 90% of the revenues and 10% of the operating expenses of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on our current U.S. denominated net inflows, for each 10% change in the Canadian-U.S. dollar exchange rate, the annual impact on pre-tax income, excluding any hedging activities, would be approximately $4.2 million.
To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of April 30, 2013, we had entered into 54 foreign exchange forward contracts and collars covering approximately 80% of our Canadian-U.S. dollar cash flow exposures for fiscal 2013 and had one foreign exchange forward contract covering our Euro-U.S. dollar cash flow. See "Note 11—Financial instruments and risk management" to our unaudited consolidated financial statements. We do not hedge any of our other foreign exchange exposures. Our foreign exchange forward contracts and collars mature at various dates through October 2014 and have an aggregate fair value of $109.5 million. As of April 30, 2013, an adverse exchange rate movement of 10% against our foreign exchange forward contracts and collars would result in a pre-tax loss of approximately $11.0 million.

Interest Rate Risk
As of April 30, 2013, our long-term debt consisted of the Secured Term Loan and our Secured Revolving Facility, both of which bear interest at a variable rate. As of April 30, 2013, we had borrowed $47.4 million under our Secured Revolving Facility. Assuming a 100 basis point increase in applicable interest rates, annual interest expense on our Secured Revolving Facility would (assuming a fully drawn facility) increase by approximately $0.85 million and annual interest expense on our Secured Term Loan would increase by approximately $5.75 million.

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
On December 14, 2012, the Company completed the Banner Acquisition for a purchase price of $269.0 million, of which $117 million represented goodwill and identifiable intangible assets. Banner's operations contributed approximately $77.9 million in revenues to our consolidated financial results for the six months ended April 30, 2013. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Banner was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2013.

 There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

On December 10, 2012, Procaps S.A. (“Procaps”) filed a complaint against us in the United States District Court for the Southern District of Florida (Case No. 12-cv-24356-DLG).  The complaint involves our collaboration agreement with Procaps, pursuant to which both companies agreed to work together with respect to the marketing of a line of certain prescription pharmaceutical soft-gel development and manufacturing services. Procaps alleges that our acquisition of Banner, a business that historically has generated less than 10% of its revenues from softgel services for prescription pharmaceuticals, transformed the collaboration agreement into an anticompetitive restraint of trade and an agreement between direct competitors to set prices, divide markets and/or allocate geographic territories.  Procaps seeks (i) a declaratory judgment that the collaboration agreement must cease and/or terminate; (ii) an injunction requiring that we divest all of Banner's soft-gel manufacturing capabilities; and (iii) monetary damages under federal and state antitrust and unfair competition laws, including treble damages for violations of the Sherman Act. We subsequently answered Procaps' complaint and filed our affirmative defenses to the complaint.  On May 15, 2013, Procaps served its supplemental initial disclosures pleading damages.  The parties are currently conducting discovery and trial is scheduled to commence on December 2, 2013.

We deny all allegations contained in Procaps' complaint and believe that Procaps' claims are without merit.  We intend to vigorously defend ourselves in this lawsuit.  Based on our knowledge as of the date of this filing, we believe that the eventual resolution of the above matter is unlikely to have a material effect on our financial position, operating results or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of the matters could result in a material adverse effect on our business, results of operations and financial condition.

Item 1A.    Risk Factors
There have been no material changes in the risk factors described in Item 1A of our 2012 Form 10-K.

Item 5.    Other Information

On May 31 2013, our Board of Directors amended our code of business conduct and ethics to (i) make reference to our newly formed compliance committee, which has certain oversight responsibilities with respect to the code, (ii) specifically include an anonymous, telephonic means for reporting violations of the code, (iii) update and remind our employees regarding their obligations to comply with all legal and regulatory requirements, and (iv) make other technical and administrative revisions.  A copy of the revised code of business conduct and ethics is available on our website at www.patheon.com under "Investor Relations-Corporate Governance."

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
Dated: June 3, 2013

PATHEON INC.

By:	/s/ JAMES C. MULLEN	By:	/s/ STUART GRANT
	James C. Mullen		Stuart Grant
	Chief Executive Officer		Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

3.1	Bylaws of Patheon Inc. effective March 28, 2013				X

10.1	Amendment Agreement, dated March 7, 2013, between Patheon Inc. and JLL Patheon Holdings, LLC, amending Investor Agreement, dated April 27, 2007.	10-Q	3/8/2013	10.8

10.2	The Patheon Global Bonus Plan effective December 13, 2012.				X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101*
The following materials from Patheon Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Loss; (iv) the Unaudited Consolidated Statement of Changes in Shareholders' Equity; (v) the Unaudited Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

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