Form 10-Q
period 2013-07-31
PATHEON INC
filed 2013-09-05
CIK 1400431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 30, 2013, the registrant had 140,928,525 restricted voting shares outstanding.

Patheon Inc.

Item 1.        Financial Statements

Patheon Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of July 31, 2013	As of October 31, 2012
(in millions of U.S. dollars)	$	$
Assets
Current
Cash and cash equivalents	40.9	39.4
Accounts receivable	181.7	161.7
Inventories	144.3	82.3
Income taxes receivable	21.0	0.4
Prepaid expenses and other	21.7	11.9
Deferred tax assets - short-term	6.6	4.3
Total current assets	416.2	300.0
Capital assets	492.2	416.4
Intangible assets	70.6	—
Deferred financing costs	21.0	4.9
Goodwill	45.3	3.5
Investments	8.5	6.3
Other long-term assets	17.3	11.8
Total assets	1,071.1	742.9
Liabilities and shareholders' equity
Current
Short-term borrowings	5.2	2.4
Accounts payable and accrued liabilities	205.7	186.2
Income taxes payable	2.2	5.7
Deferred revenues - short-term	14.8	13.9
Deferred tax liabilities - short-term	0.3	—
Current portion of long-term debt	6.8	—
Total current liabilities	235.0	208.2
Long-term debt	598.4	310.7
Deferred revenues	21.8	28.9
Deferred tax liabilities	57.4	23.0
Other long-term liabilities	44.6	47.8
Total liabilities	957.2	618.6
Shareholders' equity
Restricted voting shares	610.5	572.5
Contributed surplus	15.9	16.5
Accumulated deficit	(525.5)	(478.6)
Accumulated other comprehensive income	13.0	13.9
Total shareholders' equity	113.9	124.3
Total liabilities and shareholders' equity	1,071.1	742.9
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
(in millions of U.S. dollars, except per share information)	$	$	$	$
Revenues	265.7	203.7	733.1	539.1
Cost of goods sold	194.6	148.2	562.6	435.2
Gross profit	71.1	55.5	170.5	103.9
Selling, general and administrative expenses	44.8	29.9	121.6	99.0
Research and development	2.8	—	7.4	—
Repositioning expenses	4.5	0.1	11.0	6.9
Acquisition and integration costs	1.2	—	9.3	—
Impairment charge	1.2	—	11.3	57.9
Gain on sale of capital assets	—	—	(1.6)	—
Operating income (loss)	16.6	25.5	11.5	(59.9)
Interest expense, net	12.6	6.8	35.0	19.8
Foreign exchange loss, net	—	0.4	1.5	0.6
Refinancing expenses	—	—	29.2	—
Other income, net	(1.2)	(0.5)	(1.8)	(0.6)
Income (loss) from continuing operations before income taxes	5.2	18.8	(52.4)	(79.7)
Provision for (benefit from) income taxes	0.9	3.3	(5.5)	3.6
Income (loss) from continuing operations	4.3	15.5	(46.9)	(83.3)
Loss from discontinued operations	—	—	—	(0.2)
Net income (loss) attributable to restricted voting shareholders	4.3	15.5	(46.9)	(83.5)
Basic income (loss) per share
From continuing operations	$0.031	$0.120	($0.337)	($0.643)
From discontinued operations	—	—	—	($0.002)
Net income (loss) per share, basic	$0.031	$0.120	($0.337)	($0.645)
Diluted income (loss) per share
From continuing operations	$0.030	$0.120	($0.337)	($0.643)
From discontinued operations	—	—	—	($0.002)
Net income (loss) per share, diluted	$0.030	$0.120	($0.337)	($0.645)
Weighted-average number of shares outstanding (in thousands)
Basic	140,640	129,639	139,232	129,639
Diluted	145,694	129,692	139,232	129,639
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended July 31,		Nine months ended July 31,
(in millions of U.S. dollars)	2013	2012	2013	2012
	$	$	$	$
Net income (loss) attributable to restricted voting shareholders	4.3	15.5	(46.9)	(83.5)
Other comprehensive income (losses), net of income taxes
Change in foreign currency (losses) gains on investments in subsidiaries, net of hedging activities	(1.9)	(13.6)	2.4	(20.5)
Change in value of derivatives designated as foreign currency cash flow hedges	(2.3)	(0.7)	(3.2)	1.2
(Losses) gains on foreign currency cash flow hedges reclassified to consolidated statements of loss	(0.2)	0.5	(1.0)	0.6
Net change in pension liability	0.3	—	0.9	0.3
Curtailment impact and plan asset remeasurement, net of tax	—	—	—	6.0
Comprehensive income (loss) attributable to restricted voting shareholders	0.2	1.7	(47.8)	(95.9)
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in millions of U.S. dollars)	Restricted Voting Shares	Contributed Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at October 31, 2012	$572.5	$16.5	$(478.6)	$13.9	$124.3
Proceeds from equity offering, net	29.2	—	—	—	29.2
Stock options exercised	8.8	(3.0)	—	—	5.8
Stock-based compensation	—	2.4	—	—	2.4
Comprehensive income (loss):
Net loss attributable to restricted voting shareholders	—	—	(46.9)	—	(46.9)
Change in foreign currency gains on investments in subsidiaries, net of hedging activities	—	—	—	2.4	2.4
Change in value of derivatives designated as foreign currency cash flow hedges	—	—	—	(3.2)	(3.2)
Losses on foreign currency hedges reclassified to consolidated statement of operations	—	—	—	(1.0)	(1.0)
Net change in pension liability	—	—	—	0.9	0.9
Subtotal	—	—	(46.9)	(0.9)	(47.8)
Balance at July 31, 2013	$610.5	$15.9	$(525.5)	$13.0	$113.9
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended July 31,
	2013	2012
(in millions of U.S. dollars)	$	$
Operating activities
Loss from continuing operations	(46.9)	(83.3)
Adjustments to reconcile loss from continuing operations to cash (used in) provided by operating activities
Depreciation and amortization	35.6	30.8
Impairment charge	11.3	57.9
Foreign exchange loss on debt	0.4	—
Other non-cash interest	8.2	0.9
Change in other long-term assets and liabilities	(10.7)	(1.7)
Deferred income taxes	0.9	(0.3)
Amortization of deferred revenues	(13.5)	(7.6)
Gain on sale of capital assets	(1.6)	—
Stock-based compensation expense	2.4	2.5
Other	(1.7)	(0.8)
	(15.6)	(1.6)
Net change in non-cash working capital balances related to continuing operations	(22.3)	(9.9)
Increase in deferred revenues	12.3	18.7
Cash (used in) provided by operating activities of continuing operations	(25.6)	7.2
Cash used in operating activities of discontinued operations	(0.1)	(0.4)
Cash (used in) provided by operating activities	(25.7)	6.8
Investing activities
Additions to capital assets	(34.2)	(32.9)
Proceeds on sale of capital assets	6.6	0.1
Acquisitions, net of cash acquired	(256.1)	—
Cash used in investing activities of continuing operations	(283.7)	(32.8)
Cash provided by investing activities of discontinued operations	—	0.1
Cash used in investing activities	(283.7)	(32.7)
Financing activities
Decrease in short-term borrowings	—	(1.3)
Proceeds from long-term borrowings	633.8	35.5
Increase in deferred financing costs	(22.7)	—
Repayment of debt, net of penalty payment	(337.8)	(3.9)
Share issuance costs	(0.8)	—
Proceeds on issuance of restricted voting shares	35.8	—
Cash provided by financing activities	308.3	30.3
Effect of exchange rate changes on cash and cash equivalents	2.6	(2.4)
Net increase in cash and cash equivalents during the period	1.5	2.0
Cash and cash equivalents, beginning of period	39.4	33.4
Cash and cash equivalents, end of period	40.9	35.4
see accompanying notes

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared by Patheon Inc. (the "Company" or "Patheon") in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Operating results for the three and nine months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2013 ("fiscal 2013"). These consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2012 ("fiscal 2012") contained in the Company's Annual Report on Form 10-K for the year then ended.
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
If the Company's qualitative assessment reveals that goodwill impairment is more likely than not, the Company performs the two-step impairment test. Alternatively, the Company may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test.
During the first step of the goodwill impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then the Company concludes that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure possible goodwill impairment loss. During the second step, the Company hypothetically values the reporting unit's tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination. The Company then compares the implied fair value of the reporting unit's goodwill to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit's goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit.
Intangible Assets

As a result of the Banner Acquisition, the Company has recorded various intangible assets, including technology, in process research and development, customer relationships and trade names. The Company tests for impairment of definite lived intangible assets whenever events or changes in circumstances indicate that the carrying amount will not be recoverable.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

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

For indefinite-lived intangible assets other than goodwill, the Company compares the fair value of the intangible asset with the asset's carrying amount. If the fair value is less than the carrying amount, the Company recognizes an impairment. This impairment test for indefinite-lived intangible assets other than goodwill is conducted annually, concurrently with the goodwill impairment test.
Research and development expenses
The Company now has research and development costs that are expensed as incurred. These expenses relate to proprietary research and development efforts and consist of salaries and benefits, supplies and other costs.
Recently adopted accounting pronouncements

Effective November 1, 2012, the Company adopted Accounting Standards Update ("ASU") 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"), which amends U.S. GAAP Accounting Standards Codification ("ASC") 350, "Intangible Assets-Goodwill and Other." Under ASU 2011-08, an entity may elect the option to assess qualitative factors to determine whether it is necessary to perform the first step in the two-step impairment testing process. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's financial statements.

Effective November 1, 2012, the Company adopted ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02, was promulgated to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 is intended to simplify indefinite-lived intangible impairment testing by allowing an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's financial statements.

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
Recently issued accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU No. 2013-10”). ASU 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Prior to the amendments in this ASU, only U.S. Treasury and the LIBOR swap rates were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to U.S. Treasury and LIBOR rates provides a more comprehensive spectrum of interest rates to be utilized as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments in ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 resolves the diversity in practice concerning the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2013. The amendments described in the ASU are to be applied prospectively to derecognition events occurring after the effective date; prior periods are not to be adjusted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

2.    BANNER ACQUISITION

Background
On December 14, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Sobel USA Inc., a Delaware corporation, and Banner Pharmacaps Europe B.V., a private limited company organized under the laws of The Netherlands (collectively "Banner") from Sobel Best N.V. and VION Holding, N.V., each corporation is organized under the laws of The Netherlands, for a net aggregate purchase price of approximately $269.0 million (the "Banner Acquisition"). Banner is a pharmaceutical business focused on delivering proprietary softgel formulations, with four manufacturing facilities and a number of proprietary technologies and products.

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

The estimated purchase price allocation for the Banner Acquisition is as follows:

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

Valuations of intangible assets acquired

The weighted-average life of the acquired intangible assets is approximately 11.0 years. The following table sets forth the components of the acquired intangible assets by type:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
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

Financial results of the acquired business

The revenues and net loss of Banner for the period from December 15, 2012 through July 31, 2013 included in the consolidated statement of operations are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
	$	$	$	$
Revenues	66.4	—	144.2	—
Loss from continuing operations	(13.3)	—	(42.9)	—

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

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
	$	$	$	$
Revenues	265.7	269.1	766.7	738.5
Income (loss) from continuing operations	5.4	10.8	(21.3)	(91.8)
Income (loss) per share from continuing operations, basic	$0.038	$0.083	$(0.153)	$(0.708)
Income (loss) per share from continuing operations, diluted	$0.037	$0.083	$(0.153)	$(0.708)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company and Banner, reflecting the Company's and Banner's combined results of operations for the three and nine month periods ended July 31, 2013 and 2012. The historical financial information has been adjusted to give effect to the pro forma events that are (i) directly attributable to the Banner Acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results of the Company and Banner. The unaudited pro forma consolidated results reflect primarily the following pro forma adjustments:

•	additional interest expense and related refinancing costs related to the long-term debt used to fund the acquisition;

•	additional amortization expense related to the fair-value of identifiable intangible assets acquired;

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

•
additional cost of goods sold resulting from an increase in the fair value of acquired inventory and an increase in depreciation expense relating to the fair values of acquired property and equipment; and

•	removal of acquisition-related costs.

3.    DISCONTINUED OPERATIONS, PLANT CONSOLIDATIONS, SALES AND ASSET IMPAIRMENTS
Puerto Rico

The Company previously announced its plan to consolidate its Puerto Rico operations into its manufacturing site located in Manati and sell its plant in Caguas and that additional time was required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand. The Company now estimates the total project repositioning expenses to be $13.7 million, of which an additional $0.4 million was recorded in the nine months ended July 31, 2013. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements.

As previously announced, on February 28, 2013, the Company entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The lease agreement is a month to month tenancy with a target, non-binding, termination date of December 31, 2013. The Company has the option to holdover the lease in the event further time is necessary to complete the transfer out of Caguas to Manati. In the event of a holdover, the term may be extended on a month to month basis. As a result of the sale leaseback, the Company recorded a prepaid rent asset for $1.5 million during the second quarter, which it began amortizing immediately. A gain of $1.1 million was recognized upon the sale.

The results of discontinued operations for the Company's Carolina facility (which the Company closed effective January 31, 2009) for the three and nine months ended July 31, 2013 and 2012 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
	$	$	$	$
Revenues	—	—	—	—
Cost of goods sold	—	—	—	—
Gross loss	—	—	—	—
Selling, general and administrative expenses	—	—	—	0.3
Gain on sale of capital assets	—	—	—	(0.1)
Operating loss	—	—	—	(0.2)
Loss before income taxes	—	—	—	(0.2)
Net loss for the period	—	—	—	(0.2)

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

To determine whether any impairment charge was required with respect to the long-term assets at the Olds, Canada Facility, the Company performed a cash flow analysis over the remaining useful life of these assets, which following the

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

decision to close the facility was nine months. Because the expected operating cash flows were less than the carrying value of the assets, an impairment analysis was completed to calculate the amount of the impairment loss. Following this analysis, the Company reduced the book value of the site's long-term assets to the fair value of the facility, the book value of any assets that will be transferred to other sites and a minimal amount of value for residual equipment to be sold on the used equipment market.

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

4.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories consisted of the following as of July 31, 2013 and October 31, 2012:

	July 31, 2013	October 31, 2012
	$	$
Raw materials, packaging components and spare parts	79.6	47.9
Work-in-process	45.0	34.4
Finished goods	19.7	—
Balance, end of period	144.3	82.3

Accounts payable and accrued liabilities
The following is the breakdown of accounts payable and accrued liabilities:

	July 31, 2013	October 31, 2012
	$	$
Trade payables	116.6	101.2
Interest payable	1.8	1.0
Accrued salaries and related expenses	50.3	51.4
Customer deposits	17.3	16.4
Other accruals	19.7	16.2
Balance, end of period	205.7	186.2

Intangible assets

As part of the Banner Acquisition, the Company obtained intangible assets. The following table summarizes gross carrying amounts and accumulated amortization related to the Company's identifiable intangible assets as of July 31, 2013:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Gross carrying value	Accumulated amortization	Impairment	Net carrying value

Trade names	0.8	(0.1)	—	0.7
Technology	46.4	(2.6)	—	43.8
Customer relationships	11.1	(0.7)	—	10.4
In-process research and development	16.8	—	(1.2)	15.6
Foreign exchange	0.1	—	—	0.1
Balance, end of period	75.2	(3.4)	(1.2)	70.6

Banner's in-process research and development (“IP R&D”) is classified as definite-lived or indefinite-lived depending on whether the product has been approved. IP R&D for products that have been approved is classified as a definite-lived intangible asset and is amortized over the life of the product. IPR&D for products that have not been approved is classified as an indefinite-lived intangible asset and either begins to be amortized upon approval or is written-off if the product is not approved. During the three months ended July 31, 2013, the Company curtailed two Banner IP R&D projects which resulted in a $1.2 million impairment charge.

Goodwill
The following table summarizes the changes between October 31, 2012 and July 31, 2013 in the carrying amount of goodwill in total and by reporting segment:

	Commercial	PDS	Corp. & Other	Total
Balance at October 31, 2012	3.5	—	—	3.5
Additions	42.0	—	—	42.0
Impairments	(0.1)	—	—	(0.1)
Foreign currency translation adjustments	(0.1)	—	—	(0.1)
Balance at July 31, 2013	45.3	—	—	45.3

5.    PREFERRED SHARES AND RESTRICTED VOTING SHARES
The following table summarizes information regarding the Company's outstanding preferred shares, restricted voting shares and restricted voting share stock options as of July 31, 2013:

	Outstanding	Exercisable
Class I preferred shares series D	150,000	N/A
Restricted voting shares	140,928,525	N/A
Restricted voting share stock options	11,042,625	2,947,975

On December 31, 2012, the Company completed an offering of $30.0 million offering of transferable subscription rights, with every 13.75 rights entitling each holder of the Company's outstanding restricted voting shares to subscribe for one whole restricted voting share at a price of, at such holder's choice, either US$3.19 per whole share or CAD$3.19 per whole share (the "Rights Offering").
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

An affiliate of JLL Partners Fund V, L.P., a related party of the Company ("JLL Partners Fund V"), exercised its subscription rights in full, including its over-subscription privilege, up to the full amount of the Rights Offering. All excess subscription payments received from over-subscribing rights holders, including JLL Partners Fund V, were returned, without interest or penalty.  As a result of the rights offering, JLL Partners Fund V received 5,786,805 restricted voting shares (524,392 of which were received pursuant to the exercise of its over-subscription privilege), and as a result, JLL Partners Fund V's

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

ownership of restricted voting shares, together with its affiliates, is approximately 55.7% of the Company's issued and outstanding restricted voting shares.
The Rights Offering contained a subscription price that was less than the fair value of the Company's restricted voting shares on the last day the rights could be exercised, which created a bonus element similar to a stock dividend. Because of this bonus element, the Company adjusted both the weighted-average basic and diluted shares outstanding immediately prior to the completion of the Rights Offering by multiplying those weighted-average shares by an adjustment factor that represented the fair value per restricted voting share immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering divided by the theoretical ex-rights fair value per restricted voting share immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering. Weighted-average basic and diluted shares outstanding and net loss per weighted-average basic and diluted share for the three and nine months ended July 31, 2012 as originally reported and as adjusted for this bonus element were as follows:

	As originally reported	As adjusted	Effect of change
Three months ended July 31, 2012
Weighted-average basic and diluted shares outstanding	129,168	129,639	471
Net loss per basic and diluted share	0.120	0.119	(0.001)

	As originally reported	As adjusted	Effect of change
Nine months ended July 31, 2012
Weighted-average basic and diluted shares outstanding	129,168	129,639	471
Net loss per basic and diluted share	(0.647)	(0.645)	0.002

6.    SEGMENTED INFORMATION
The Company is organized and managed in two business segments: CMO and PDS. These segments are organized around the service activities provided to the Company's customers.

	As of and for the three months ended July 31, 2013
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	227.8	37.9	—	265.7
Adjusted EBITDA	39.6	12.0	(10.6)	41.0
Depreciation	11.3	0.9	0.2	12.4
Impairment charge	1.2	—	—	1.2
Capital expenditures	14.3	1.4	—	15.7

	As of and for the three months ended July 31, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	168.3	35.4	—	203.7
Adjusted EBITDA	36.6	8.6	(8.8)	36.4
Depreciation	7.9	1.2	0.2	9.3
Capital expenditures	14.7	0.5	0.1	15.3

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	As of and for the nine months ended July 31, 2013
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	627.4	105.7	—	733.1
Adjusted EBITDA	99.1	27.6	(31.5)	95.2
Total assets	863.2	70.9	137.0	1,071.1
Depreciation	32.2	2.8	0.6	35.6
Goodwill	45.3	—	—	45.3
Impairment charge	11.3	—	—	11.3
Capital expenditures	30.7	3.4	0.1	34.2

	As of and for the nine months ended July 31, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	438.1	101.0	—	539.1
Adjusted EBITDA	56.7	19.1	(24.8)	51.0
Total assets	587.9	68.0	98.9	754.8
Depreciation	26.3	3.8	0.7	30.8
Goodwill	3.4	—	—	3.4
Impairment charge	55.1	2.8	—	57.9
Capital expenditures	29.4	2.5	1.0	32.9

Cash and cash equivalents as well as deferred tax assets are considered to be part of "Corp. & Other" in the breakout of total assets shown above. In the first quarter of fiscal 2013, the Company announced the closure of its Olds, Canada facility and recorded impairment charges of $10.1 million to its CMO segment. In the third quarter of fiscal 2013, the Company curtailed two Banner IP R&D projects resulting in an impairment charge of $1.2 million. Additionally, during the second quarter of fiscal 2013 the CMO segment recorded product returns from the packaging site and inventory write-offs of $6.1 million , related to a manufacturing problem at Banner due to a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected, which are reflected in gross profit in the consolidated statements of operations.

The Company evaluates the performance of its segments based on segment Adjusted EBITDA. Commencing in fiscal 2013, the Company has revised its calculation of Adjusted EBITDA to exclude stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments and acquisition-related litigation expenses (as discussed in Note 10). The Company has determined that excluding these items from Adjusted EBITDA better reflected the underlying performance of the Company's segments. Based on the revisions to the Company's segment performance measure, the Company has recast the presentation of its segment results for the prior periods to be consistent with the current period presentation. Following the change in the segment performance measure, the Company's definition of Adjusted EBITDA is now income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments, acquisition-related litigation expenses and other income and expenses. The Company's presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies and is not equivalent to "Consolidated EBITDA" as defined in the Credit Agreement (as discussed in Note 12).

Below is a reconciliation of Adjusted EBITDA to its closest U.S. GAAP measure.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
	$	$	$	$
Total Adjusted EBITDA	41.0	36.4	95.2	51.0
Depreciation and amortization	(12.4)	(9.3)	(35.6)	(30.8)
Repositioning expenses	(4.5)	(0.1)	(11.0)	(6.9)
Acquisition and integration costs	(1.2)	—	(15.4)	—
Interest expense, net	(12.6)	(6.8)	(35.0)	(19.8)
Impairment charge	(1.2)	—	(11.3)	(57.9)
Gain on sale of capital assets	—	—	1.6	—
(Provision for) benefit from income taxes	(0.9)	(3.3)	5.5	(3.6)
Refinancing expenses	—	—	(29.2)	—
Operational initiatives related consulting costs	(0.4)	(1.0)	(2.3)	(13.3)
Acquisition-related litigation expenses	(4.0)	—	(4.0)	—
Stock-based compensation expense	(0.7)	(0.7)	(2.4)	(2.5)
Purchase accounting adjustments	—	—	(5.0)	—
Other	1.2	0.3	2.0	0.5
Income (loss) from continuing operations	4.3	15.5	(46.9)	(83.3)

As illustrated in the table below, revenues are attributed to countries based on the location of the customer's billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is located:

	As of and for the three months ended July 31, 2013
	Canada $	US $	Europe $	Other $	Total $
Revenues	3.9	155.5	81.7	24.6	265.7

	As of and for the three months ended July 31, 2012
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	4.3	109.4	79.8	10.2	203.7

	As of and for the nine months ended July 31, 2013
	Canada** $	US* $	Europe $	Other $	Total $
Revenues	15.4	429.6	226.3	61.8	733.1
Capital assets	114.4	193.2	183.1	1.5	492.2
Goodwill	3.4	31.5	6.9	3.5	45.3
* Includes Puerto Rico
**Canada assets reflect the fiscal 2013 impairment of Olds, Canada assets.

	As of and for the nine months ended July 31, 2012
	Canada	US*	Europe ***	Other	Total
	$	$	$	$	$
Revenues	9.1	310.8	191.5	27.7	539.1
Capital assets	112.5	144.5	140.7	1.5	399.2
Goodwill	3.4	—	—	—	3.4
* Includes Puerto Rico
*** European assets reflect the fiscal 2012 impairment of Swindon assets.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

7.    STOCK-BASED COMPENSATION
The Company has an incentive stock option plan in which directors, officers and key employees of the Company and its subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, are eligible to participate. On March 10, 2011, the Company's shareholders approved an amendment to the stock option plan, which, among other things, provides that the maximum number of shares that may be issued under the plan is 15,500,151, which currently represents 11% of the issued and outstanding restricted voting shares. As of July 31, 2013 and 2012, the total number of restricted voting shares issuable under the plan was 15,500,151 shares, respectively, of which there were stock options outstanding to purchase 11,042,625 shares and 13,028,718 shares, respectively, under the plan. Before the March 2011 amendments, the plan provided that the exercise prices of options were determined at the time of grant and could not be less than the weighted-average market price of the restricted voting shares of Patheon on the Toronto Stock Exchange ( the "TSX") during the two trading days immediately preceding the grant date. Following the March 2011 amendments, the exercise prices of the options may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the date of the grant. Options generally expire in no more than 10 years after the grant date and are subject to early expiry in the event of death, resignation, dismissal or retirement of an optionee. Options generally have vesting periods of either three years or five years, with either one-third or one-fifth vesting on each anniversary of the grant date, respectively.
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
Stock-based compensation expense recorded in the three and nine months ended July 31, 2013 was $0.7 million and $2.4 million. Stock-based compensation expense recorded in the three and nine months ended July 31, 2012 was $0.7 million and $2.5 million.
A summary of the plan activity during the nine months ended July 31, 2013 is as follows:

(Dollar amounts in Canadian dollars)	Number of shares	Weighted- average exercise price	Weighted-average contractual term	Aggregate intrinsic value
		$		$
Outstanding as of October 31, 2012	12,479,677	2.54		15,634,784
Granted	1,610,000	4.16		—
Exercised	(2,227,150)	2.66		3,113,942
Forfeited	(810,902)	2.91		1,749,806
Expired	(9,000)	13.21		—
Outstanding as of July 31, 2013	11,042,625	2.71	7.78	33,109,017
Exercisable as of July 31, 2013	2,947,975	2.69	6.32	9,000,749
The total fair value of shares that vested during the three months ended July 31, 2013 and 2012 was $2.3 million and $2.4 million, respectively. As of July 31, 2013, the total unrecognized compensation cost related to the nonvested stock options was $5.4 million, which is expected to be recognized through the fiscal year ending October 31, 2018, with a weighted-average remaining vesting period of 2.28 years.

8.    PENSION AND POST-RETIREMENT BENEFITS

Employee future benefits
The components of net periodic benefit cost for the defined benefit plans and other benefit plans for the nine months ended July 31, 2013 and 2012 were as follows:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Nine months ended July 31,
	2013		2012
	Defined benefit pension plans	Other benefit plans	Defined benefit pension plans	Other benefit plans
	$	$	$	$
Service cost	1.7	0.1	1.7	—
Interest cost	4.2	0.3	3.8	0.3
Expected return on plan assets	(4.3)	—	(4.0)	—
Amortization of actuarial loss	0.9	—	0.8	—
Net periodic benefit costs	2.5	0.4	2.3	0.3

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

The defined benefit and other benefit plans estimates above do not include the unfunded termination indemnities related to the employees of the Company's Italian subsidiary. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee's employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The termination liability is adjusted annually by a cost-of-living index provided by the Italian government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.8 million and $3.2 million in fiscal 2013 and 2012, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for the nine months ended July 31, 2013 and 2012 was $2.3 million and $2.3 million, respectively.

The defined benefit and other benefit plans estimates above also do not include the unfunded termination indemnities related to the employees of the Company's Mexican subsidiary, which the Company acquired as part of the Banner Acquisition. According to the Mexican labor law, a termination indemnity is payable when a company terminates an employment relationship without justified cause (as defined in the labor law) and is equal to three months of salary and benefits, plus 20 days of salary and benefits per each credited service year. The termination indemnity liability is unfunded; therefore the liability is recognized through a reserve calculated by the actuaries. The related expected expense for fiscal 2013 is less than $0.1 million, and the reserve is recorded on the consolidated balance sheet as of July 31, 2013.
The employee future benefit expense in connection with defined benefit pension plans, other post retirement benefit plans and the unfunded termination indemnities for the nine months ended July 31, 2013 and 2012 was $5.2 million and $4.9 million, respectively.

9.    REPOSITIONING EXPENSE
During the three and nine months ended July 31, 2013, the Company incurred $4.5 million and $11.0 million, respectively, in repositioning expenses, which related to Banner synergy initiatives; the plan of termination the Company announced on May 9, 2012 (the "Plan of Termination"), which is discussed below; restructuring initiatives at the Bourgoin, France facility; and the shutdown of the Caguas facility. During the three and nine months ended July 31, 2012, the Company incurred $0.1 million and $6.9 million in repositioning expenses, all of which related to the Plan of Termination and the shutdown of the Caguas facility.
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

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

The following is a summary of these expenses and other charges associated with operational improvements (collectively "repositioning expenses") as of and for the three and nine months ended July 31, 2013 and 2012:

	As of and for the three months ended July 31, 2013
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at April 30, 2013				7.7
Employee-related expenses	4.5	(0.3)	0.2	4.4
Consulting, professional and project management costs	0.1	—	—	0.1
Total expenses	4.6	(0.3)	0.2	4.5
Repositioning expenses paid, net of reimbursements				(5.4)
Total repositioning liabilities at July 31, 2013				6.8

	As of and for the three months ended July 31, 2012
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at April 30, 2012				9.2
Employee-related expenses	0.1	—	—	0.1
Total expenses	0.1	—	—	0.1
Repositioning expenses paid				(0.9)
Foreign exchange				(0.4)
Total repositioning liabilities at July 31, 2012				8.0

	As of and for the nine months ended July 31, 2013
	Commercial $	PDS $	Corporate $	Total $
Total repositioning liabilities at October 31, 2012				5.5
Employee-related expenses	6.7	0.3	3.7	10.7
Consulting, professional and project management costs	0.3	—	—	0.3
Total expenses	7.0	0.3	3.7	11.0
Repositioning expenses paid, net of reimbursements				(9.7)
Total repositioning liabilities at July 31, 2013				6.8

	As of and for the nine months ended July 31, 2012
	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2011				6.7
Employee-related expenses	4.4	1.3	—	5.7
Consulting, professional and project management costs	1.2	—	—	1.2
Total expenses	5.6	1.3	—	6.9
Repositioning expenses paid				(5.6)
Total repositioning liabilities at July 31, 2012				8.0

10.    OTHER INFORMATION

Foreign exchange

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

During the three and nine months ended July 31, 2013, the Company recorded foreign exchange losses of nil and $1.5 million. These losses were primarily from operating exposures, partially offset by hedge gains. During the three and nine months ended July 31, 2012, the Company recorded foreign exchange losses of $0.4 million and $0.6 million. These losses were primarily from hedge losses, partially offset by operating gains.

Contingencies

On December 10, 2012, Procaps S.A. (“Procaps”) filed a complaint against the Company in the United States District Court for the Southern District of Florida (Case No. 12-cv-24356-DLG).  The complaint involves the Company's collaboration agreement with Procaps, pursuant to which both companies agreed to work together with respect to the marketing of a line of certain prescription pharmaceutical soft-gel development and manufacturing services. Procaps alleges that the Company's acquisition of Banner, a business that historically has generated less than 10% of its revenues from softgel services for prescription pharmaceuticals, transformed the collaboration agreement into an anticompetitive restraint of trade and an agreement between direct competitors to set prices, divide markets and/or allocate geographic territories.  Procaps seeks (i) a declaratory judgment that the collaboration agreement must cease and/or terminate; (ii) an injunction requiring that the Company divest all of Banner's soft-gel manufacturing capabilities; and (iii) monetary damages under federal and state antitrust and unfair competition laws, including treble damages for violations of the Sherman Act. The Company subsequently answered Procaps' complaint and filed its affirmative defenses to the complaint.  On May 15, 2013, Procaps served its supplemental initial disclosures pleading damages.  The parties are currently conducting discovery and trial is scheduled to commence in June 2014.
The Company has not included any accrual in the consolidated financial statements as of July 31, 2013 related to the matter as a result of its assessment that the likelihood of a material loss in connection with the matter is not probable. Due to the early stage of the lawsuit, an estimate of the potential damages or range of damages cannot be made at this time.  However, an adverse outcome in this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

One putative class action and four individual plaintiff actions are pending in the United States against one of the Company's customers in connection with the recall of certain lots of allegedly defective products manufactured by the Company for the customer. The Company has also been named in the putative class action and in three of the individual plaintiff actions. The customer has given the Company notice of its intent to seek indemnification from the Company for all damages, costs and expenses, pursuant to the manufacturing services agreement between the customer and the Company. As these cases are at an early stage, the Company is unable to estimate the number of potential claimants or the amount of potential damages for which the Company may be directly or indirectly liable in the above actions.

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
Fair value measurements
The fair value is principally applied to financial assets and liabilities such as derivative instruments consisting of foreign exchange forward contracts and collars. The following table provides a summary of the financial assets and liabilities that are measured at fair value as of July 31, 2013 and October 31, 2012:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Assets measured at fair value
	Fair value measurement at July 31, 2013 using:				Fair value measurement at October 31, 2012 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	—	—	—	—	2.1	—	2.1
Total assets	—	—	—	—	—	2.1	—	2.1

Contingent consideration receivable	—	—	0.3	0.3	—	—	0.3	0.3
Total assets	—	—	0.3	0.3	—	—	0.3	0.3

Liabilities measured at fair value
	Fair value measurement at July 31, 2013 using:				Fair value measurement at October 31, 2012 using:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	1.9	—	1.9	—	—	—	—
Foreign exchange collars	—	0.9	—	0.9	—	0.7	—	0.7
Total liabilities	—	2.8	—	2.8	—	0.7	—	0.7
Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.

The following table presents the fair value of the Company's derivative financial instruments and their classifications on the consolidated balance sheets as of July 31, 2013 and October 31, 2012:
Fair values of derivative instruments

	Asset derivatives as of July 31, 2013		Asset derivatives as of October 31, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other	—	Prepaid expenses and other	1.8
Foreign exchange forward contracts	Other long-term assets	—	Other long-term assets	0.3
Total designated derivatives		—		2.1

Contingent consideration receivable	Other long-term assets	0.3	Other long-term assets	0.3
Total non-designated derivatives		0.3		0.3

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	Liability derivatives as of July 31, 2013		Liability derivatives as of October 31, 2012
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other long-term liabilities	0.8	Other long-term liabilities	—
Foreign exchange forward contracts	Accounts payable and accrued liabilities	1.1	Accounts payable and accrued liabilities	0.3
Foreign exchange collars	Accounts payable and accrued liabilities	0.9	Other long-term liabilities	0.4
Total designated derivatives		2.8		0.7

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

There was no change in the fair value of the Company's Level 3 financial instrument as of July 31, 2013.

Foreign exchange forward contracts and other hedging arrangements
The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange and interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.
As of July 31, 2013, the Company's Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of US$94.8 million. These contracts hedge the Canadian operations' expected exposure to U.S. dollar denominated receivables and mature at the latest on April 1, 2015, at an average exchange rate of $1.0129 Canadian. The mark-to-market value of these financial instruments as of July 31, 2013 was an unrealized loss of $1.9 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.
As of July 31, 2013, the Company's Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of €2.0 million. These contracts hedge the Canadian operations' expected exposure to Euro denominated receivables and mature at the latest on October 8, 2013, at an average exchange rate of $1.2811 Canadian. The mark-to-market value of these financial instruments as of July 31, 2013 was an unrealized loss of $0.1 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.
As of July 31, 2013, the Company's Canadian operations had entered into foreign exchange collars to sell an aggregate amount of US$36.2 million. These contracts hedge the Canadian operations' expected exposure to U.S. dollar denominated receivables and mature at the latest on July 2, 2014, at an average exchange rate of $0.9950 Canadian. The mark-to-market value of these financial instruments as of July 31, 2013 was an unrealized loss of $0.8 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.
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
Financial risk management is the responsibility of the Company's corporate finance team. The corporate finance team works with the Company's operational personnel to identify, evaluate and, where appropriate, hedge financial risks. The

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

Company's corporate finance team also monitors material risks and discusses them with the Audit Committee of the Board of Directors.

Foreign exchange risk
As of July 31, 2013, the Company operated in Canada, the United States, Italy, France, the United Kingdom, The Netherlands, Mexico and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates ("transaction exposures") and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars ("translation exposures").
The Company's most significant transaction exposures arise in its Canadian operations. Approximately 90% of the revenues of the Canadian operations and approximately 10% of its operating expenses are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company's current U.S. denominated net inflows, as of July 31, 2013, fluctuations of +/-10% would, everything else being equal, have an annual effect on (loss) income from continuing operations before income taxes of approximately +/- $4.8 million, prior to hedging activities.
The objective of the Company's foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company's earnings. The Company manages this risk by entering into foreign exchange contracts. As of July 31, 2013, the Company has entered into foreign exchange contracts to cover approximately 80% of its Canadian-U.S. dollar cash flow exposures for fiscal 2013. The Company does not currently hedge any translation exposures.
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
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company's requirements, a cash deposit is received before any services are provided. As of July 31, 2013 and October 31, 2012, the Company held deposits of $17.3 million and $16.4 million, respectively.

Liquidity risk
Liquidity risk arises when financial obligations exceed financial assets available at a particular point in time. The Company's objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of July 31, 2013, the Company was holding cash and cash equivalents of $40.9 million and had undrawn lines of credit available to it of $63.4 million.

12.    LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term debt in the accompanying consolidated balance sheets at July 31, 2013 and October 31, 2012 consists of the following:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

	As of July 31, 2013	As of October 31, 2012
	$	$
Floating LIBOR plus 6.00% with LIBOR floor of 1.25% (currently 7.25%) due December 14, 2018 (the "Secured Term Loan")	570.7	—
Italian subsidized loan with annual interest rate of 0.5%, and maturity date of June 30, 2020	7.0	—
Italian bank loan with Euribor 6-month + 7.1% rate, and maturity date of June 30, 2020	1.0	—
8.625% senior secured notes due April 15, 2017 (the "Notes")	—	280.0
$85 million secured revolving credit facility maturing December 14, 2017, bearing interest ranging from 5.8% to 7.75% (the "Secured Revolving Facility")	42.3	—
$75 million senior secured revolving loan facility maturing April 23, 2014, bearing interest ranging from 4.03% to 5.75% based upon floating LIBOR, US, or CAD prime, or federal funds effective rates, plus applicable margins (the "ABL")	—	30.7
Total long-term debt outstanding	621.0	310.7
Less original issue discount, net of accumulated amortization of $1.5 million	(15.8)	—
Less current portion	(6.8)	—
Balance, end of the period	598.4	310.7

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

The Company is required to make the following mandatory prepayments in respect of the Secured Term Loan: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when the Company maintains a First Lien Leverage Ratio of greater than 3.50 to 1.00, with step downs to (a) 25% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00 and (b) 0% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.00 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. Excess Cash Flow is generally defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) plus, without duplication, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, without duplication, (a) interest, (b) taxes, (c) increases in working capital, (d) capital expenditures paid in cash and (e) certain other adjustments, in each case as set forth in the Credit Agreement. In the event the Secured Term Loan is prepaid, refinanced, substituted or replaced (including by way of amendment) in whole or in part prior to December 14, 2013 concurrently with the incurrence of indebtedness similar to

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

the Secured Term Loan with a lower all-in yield than that of the Secured Term Loan, any amounts so prepaid, refinanced, substituted or replaced will be subject to a prepayment fee of 1.00%.
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
The Company's failure to maintain the required First Lien Leverage Ratio or its breach of the other covenants and requirements contained in the Credit Agreement could result in an event of default, which may allow the Company's lenders to accelerate the Company's debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. As of July 31, 2013, the Company was in compliance with the covenants and other requirements in the Credit Agreement.
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
As part of the Refinancing, effective December 14, 2012, the Company terminated all commitments and repaid all amounts owed under its $75.0 million asset-based revolving credit facility (the "ABL"). In addition, on November 26, 2012, the Company commenced a cash tender offer for its $280 million of 8.625% senior secured notes (the "Notes"). As of 12:00 midnight, New York City time, on December 13, 2012, $279.4 million principal amount of the Notes had been tendered and not validly withdrawn, representing approximately 99.80% of the aggregate outstanding principal amount of the Notes. On December 14, 2012, the Company paid an aggregate of approximately $307.2 million in order to purchase the Notes tendered prior to December 14, 2012. In addition, the Company deposited with the trustee in respect of the Notes sufficient funds to redeem the remaining outstanding Notes on January 23, 2013 and pay accrued and unpaid interest thereon. As a result, the Company was released from its obligations under the Notes and the indenture governing the Notes pursuant to the satisfaction and discharge provisions of such indenture.

During the nine months ended July 31, 2013, the Company incurred $29.2 million of refinancing expense comprised of a $23.8 million early redemption penalty related to the repayment of the Notes, and $5.3 million related to the write-off of deferred financing costs on the Notes and the ABL and other related charges. In addition, new creditor and third party fees of

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

$22.7 million were capitalized in long term assets and an original issue discount of $17.3 million was capitalized and netted against the carrying value of the related debt. Both the new fees and the original issue discount will be amortized to interest expense over the term of the Credit Agreement.
During the three months ended July 31, 2013, the Company received assistance from the Italian government in the form of two loans. One loan is a subsidized loan for approximately €6.0 million, of which the Company received €5.4 million during the three months ended July 31, 2013 with the remaining €0.6 million to be received in the fiscal year ending October 31, 2014 ("fiscal 2014"). The subsidized loan has an annual interest rate of 0.5%, a maturity date of June 30, 2020 with fixed semi- annual payments. The other loan is a bank loan for approximately €0.7 million, of which the Company received €0.6 million during the three months ended July 31, 2013 with the remaining €0.1 million to be received in fiscal 2014. The bank loan has a Euribor 6-month + 7.1% annual interest rate, a maturity date of June 30, 2020 and six variable semi-annual payments beginning December 2017.

In addition to the two loans above, the Company was also approved to receive a grant for approximately €0.7 million to reimburse the Company for research and development costs incurred and was booked against the cost of goods sold in the three months ended July 31, 2013.

13.    RELATED PARTY TRANSACTIONS

Revenues for contract manufacturing from a company controlled by Joaquin B. Viso (the "Viso Affiliate"), a director and significant shareholder of the Company, were nil for the three and nine months ended July 31, 2013, and $0.2 million and $0.3 million for the three and nine months ended July 31, 2012. These transactions were conducted in the normal course of business and are recorded at the exchanged amounts. Accounts receivable at July 31, 2013 and October 31, 2012 were nil, respectively, resulting from these transactions. In addition, Patheon manufactures a product for a third party for which the product's intellectual property is owned by the Viso Affiliate. The manufacturing agreement was originally contracted between the third party and the Viso Affiliate, but has been administered directly between Patheon and the third party on normal commercial terms since 2003.

As of July 31, 2013 and October 31, 2012, the Company had an investment of $6.0 million and $4.0 million, respectively, representing an 18% interest in two Italian companies (collectively referred to as "BSP Pharmaceuticals") whose largest investor was previously an officer of the Company until December 31, 2009. These companies specialize in the manufacture of cytotoxic pharmaceutical products. As a result of the shareholders' agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals' operations, the Company accounts for its investment in BSP Pharmaceuticals using the equity method. Accordingly, for the nine months ended July 31, 2013 and 2012, the Company recorded investment income of approximately $1.8 million and $0.4 million, respectively.
In connection with its investment in BSP Pharmaceuticals, the Company has a management services agreement with BSP Pharmaceuticals that provides on-going sales and marketing services, and provided engineering and operational services during the construction of the BSP facility which was completed in 2008. There were no management fees recorded under this agreement for the three months ended July 31, 2013 and 2012, respectively. There was no accounts receivable balance at July 31, 2013 and October 31, 2012 in connection with the management services agreement, respectively. These services were conducted in the normal course of business and are recorded at the exchanged amounts.
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

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2013
(Dollar information in tabular form is expressed in millions of U.S. dollars, except per share information)

During the three months ended January 31, 2013, the Company released $0.5 million of the valuation allowance against the U.S. deferred tax assets and recognize a tax benefit, due to the creation of deferred tax liabilities from the Banner Acquisition. During the three months ended April 30, 2013, the Company recorded a $3.0 million discrete tax benefit as a result of changes in tax laws and rates taking effect in 2013. In addition, during the three months ended July 31, 2013, the Company recorded a $0.4 million discrete tax benefit as a result of changes in tax laws and rate taking effect in 2013.
For the nine months ended July 31, 2013, the Company increased uncertain tax benefits by $2.7 million related to the Banner Acquisition, of which $2.1 million was recorded as an adjustment to goodwill. The Company does not reasonably expect material changes to the amount of uncertain tax positions within the next 12 months.

15.    BASIC AND DILUTED INCOME (LOSS) PER SHARE
Shares used in basic earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted voting share stock options under the incentive stock option plan using the treasury stock method. For the three months ended July 31, 2013 and 2012, 5,054,113 and 52,827 weighted-average restricted voting shares options had a grant price that was less than the average market price. The computation of net income per share did not include 5,988,512 and 12,975,891 outstanding options in the three months ended July 31, 2013 and 2012 because such options were anti-dilutive in nature. The computation of net income per share did not include 11,042,625 and 13,028,718 outstanding options in the nine months ended July 31, 2013 and 2012, respectively, because such options were anti-dilutive in nature.
The components of basic and diluted earnings per share for the three and nine months ended July 31, 2013 and 2012 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Numerator:
(Loss) income from continuing operations	$4.3	$15.5	$(46.9)	$(83.3)
(Loss) income from discontinued operations	—	—	—	(0.2)
Net (loss) income	$4.3	$15.5	$(46.9)	$(83.5)

Denominator: (in thousands of shares)
Weighted-average number of shares outstanding - Basic	140,640	129,639	139,232	129,639
Dilutive effect of restricted voting shares options	5,054	53	—	—
Weighted-average number of shares outstanding - Diluted	145,694	129,692	139,232	129,639
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

With the acquisition of Sobel USA Inc. and Banner Pharmacaps Europe B.V. (collectively, "Banner") on December 14, 2012 (the “Banner Acquisition”), we have now expanded our service offering to include the development, licensing and commercialization of proprietary prescription, over the counter and nutritional products while leveraging the combined expertise and capabilities of Banner and Patheon. Banner was a leading provider of softgel formulations with research labs and manufacturing facilities in the US, Canada, Netherlands, and Mexico.
Selected Financial Results
The following is a summary of certain key financial results for the three months ended July 31, 2013 (a more detailed discussion is contained in "Results of Operations" below):

•	Revenues for the three months ended July 31, 2013 increased $62.0 million, or 30.4%, to $265.7 million, from $203.7 million for the three months ended July 31, 2012.

•	Gross profit for the three months ended July 31, 2013 increased $15.6 million, or 28.1%, to $71.1 million from $55.5 million for the three months ended July 31, 2012.

•	Income from continuing operations for the three months ended July 31, 2013 was $4.3 million, compared to $15.5 million for the three months ended July 31, 2012.

•	Adjusted EBITDA for the three months ended July 31, 2013 increased $4.6 million to $41.0 million, from $36.4 million for the three months ended July 31, 2012.

Strategic Initiatives
During the fiscal year ending October 31, 2013 ("fiscal 2013"), we have continued to advance our strategic transformation plan. The following are certain key activities related to the plan that we have undertaken in fiscal 2013.

•
On March 7, 2013, we informed affected employees of the planned shutdown of the Olds, Canada facility by October 31, 2013. We expect to incur approximately $3.7 million in severance and retention expenses along with $1.0 million in closing costs. These costs are in addition to the non-cash impairment charge relating to the Olds, Canada facility of $10.1 million booked in the first quarter of fiscal 2013, which resulted from a review of all facilities that formed part of the Banner Acquisition. We expect this closure will save approximately $10.0 million in cash expenses on an annual basis.

•
On February 28, 2013, we entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The lease is a month-to-month tenancy with a target, non-binding, termination date of December 31, 2013.

•	On December 31, 2012, we completed our subscription rights offering (the "Rights Offering"). The Rights Offering was fully subscribed for with gross proceeds totaling approximately $30.0 million.

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

Changes in Our Management and Board
The following is a summary of certain key changes in our management since the beginning of fiscal 2013:

•	Effective July 10, 2013, Antonella Mancuso, President, Global Commercial Operations and Chief Manufacturing Officer, resigned from her positions with our company.

•	On January 9, 2013, Aqeel Fatmi, Ph.D., was appointed as Executive Vice President, Global Research & Development over our Banner subsidiaries and Chief Scientific Officer for our company.

•	On December 17, 2012, in connection with the completion of the Banner Acquisition, Geoffrey Glass was appointed President of Product and Technology Commercialization.

•	On November 1, 2012, Michael Lehmann joined our company as President of Global PDS.
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

We closed our Carolina facility in Puerto Rico effective January 31, 2009. We completed the sale of this property on February 17, 2012 for a nominal amount. The results of the Carolina operations have been reported in discontinued operations for the nine months ended July 31, 2012.

We previously announced our plan to consolidate our Puerto Rico operations into our manufacturing site located in Manati and sell our plant in Caguas and that additional time was required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand. We now estimate the total project repositioning expenses to be $13.7 million, of which $12.9 million has been incurred as of July 31, 2013. Because our business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements.

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

Results of Operations

Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012.

	Three months ended July 31,
	2013	2012	$	%
(in millions of U.S. dollars, except per share information)	$	$	Change	Change
Revenues	265.7	203.7	62.0	30.4
Cost of goods sold	194.6	148.2	46.4	31.3
Gross profit	71.1	55.5	15.6	28.1
Selling, general and administrative expenses	44.8	29.9	14.9	49.8
Research and development	2.8	—	2.8	—
Repositioning expenses	4.5	0.1	4.4	—
Acquisition and integration costs	1.2	—	1.2	—
Impairment charge	1.2	—	1.2	—
Operating income	16.6	25.5	(8.9)	(34.9)
Interest expense, net	12.6	6.8	5.8	85.3
Foreign exchange loss, net	—	0.4	(0.4)	100.0
Other income, net	(1.2)	(0.5)	0.7	140.0
Income from continuing operations before income taxes	5.2	18.8	(13.6)	(72.3)
Provision for income taxes	0.9	3.3	(2.4)	(72.7)
Income from continuing operations	4.3	15.5	(11.2)	(72.3)
Net income attributable to restricted voting shareholders	4.3	15.5	(11.2)	(72.3)
Basic income per share
From continuing operations	$0.031	$0.120
From discontinued operations	—	—
	$0.031	$0.120
Diluted income per share
From continuing operations	$0.030	$0.120
From discontinued operations	—	—
	$0.030	$0.120
Weighted-average number of shares outstanding during period—basic (in thousands)	140,640	129,639
Weighted-average number of shares outstanding during period—diluted (in thousands)	145,694	129,692

Operating Income (Loss) Summary
Revenues for the three months ended July 31, 2013 increased $62.0 million, or 30.4%, to $265.7 million, from $203.7 million for the three months ended July 31, 2012. Excluding currency fluctuations, revenues for the three months ended July 31, 2013 would have been approximately $59.1 million higher than the three months ended July 31, 2012. CMO revenues for the three months ended July 31, 2013 increased $59.5 million, or 35.4%, to $227.8 million, from $168.3 million for the three months ended July 31, 2012. An increase of $66.4 million from the Banner Acquisition was partially offset by a decline at our Puerto Rican operation. PDS revenues for the three months ended July 31, 2013 increased $2.5 million, or 7.1%, to $37.9 million, from $35.4 million for the three months ended July 31, 2012. Excluding the impact of our clinical packaging business that was sold during the fiscal year ended October 31, 2012 ("fiscal 2012"), PDS revenues grew 10.6%.
Gross profit for the three months ended July 31, 2013 increased $15.6 million, or 28.1%, to $71.1 million, from $55.5 million for the three months ended July 31, 2012. The increase in gross profit was primarily due to higher volume from the Banner Acquisition which contributed $15.3 million at a 23.1% margin. Patheon standalone margin of 28.0% was 0.8 points better than the margin for the three month period ended July 31, 2012. This increase in gross profit margin was driven primarily by the impact of favorable foreign exchange rates.
Selling, general and administrative expenses for the three months ended July 31, 2013 increased $14.9 million, or 49.8%, to $44.8 million, from $29.9 million for the three months ended July 31, 2012. Selling, general and administrative expenses were higher as a result of the inclusion of Banner's selling, general and administrative costs of $12.8 million, higher consulting fees of $0.7 million and higher travel and entertainment and marketing costs. Foreign exchange rates had an unfavorable impact of $0.1 million on selling, general and administrative expenses in the three months ended July 31, 2013 versus the same period in the prior year.
Research and development expenses for the three months ended July 31, 2013 were $2.8 million as a result of the Banner Acquisition. These expenses related to proprietary research and development efforts and consist of salaries and benefits, supplies and other costs.
Repositioning expenses for the three months ended July 31, 2013 increased $4.4 million, to $4.5 million, from $0.1 million for the same period of the prior year primarily due to changes to the organizational alignment within our business as a result of the Banner Acquisition, Caguas closure and consolidation, and realignment of operations at our Bourgoin, France facility, as compared to the expenses related to the plan of termination we announced on May 9, 2012 (the "Plan of Termination") and Caguas closure and consolidation for the three months ended July 31, 2012.
Acquisition and integration costs for the three months ended July 31, 2013 were $1.2 million. These expenses are associated with the Banner Acquisition and related integration activities. In connection with closing the acquisition on December 14, 2012, we incurred, and expect to incur, additional acquisition and integration costs consisting of consultants, system and customer conversions, and other integration-related costs. These costs will be recognized as operating expenses as incurred.
We incurred an impairment charge of $1.2 million for the three months ended July 31, 2013 related to the impairment of two in-process research and development ("IPR&D") projects that were curtailed at our Banner, High Point facility.
Operating income for the three months ended July 31, 2013 decreased $8.9 million to $16.6 million (6.2% of revenues), from $25.5 million (12.5% of revenues) for the three months ended July 31, 2012 as a result of the factors discussed above.
Income from Continuing Operations Before Income Taxes
We reported income from continuing operations before income taxes of $5.2 million for the three months ended July 31, 2013, compared to $18.8 million for the three months ended July 31, 2012. The operating items discussed above in addition to interest expense were the primary drivers of the year over year variance.
Income Taxes
Income taxes were an expense of $0.9 million for the three months ended July 31, 2013, compared to $3.3 million for the three months ended July 31, 2012. The decrease in tax expense was primarily driven by a mix of income and losses from operating units and pre-tax losses in some entities for which no tax benefits were recognized in 2013.
Income from Continuing Operations and Income Per Share from Continuing Operations
We recorded income from continuing operations for the three months ended July 31, 2013 of $4.3 million, compared to $15.5 million for the three months ended July 31, 2012. The basic income per share from continuing operations for the three months ended July 31, 2013 was 3.1¢ compared to income of 12.0¢ for the three months ended July 31, 2012. The diluted income per share from continuing operations for the three months ended July 31, 2013 was 3.0¢ compared to income of 12.0¢ for the three months ended July 31, 2012.
Net Income Attributable to Restricted Voting Shareholders and Income Per Share
Net income attributable to restricted voting shares for the three months ended July 31, 2013 was $4.3 million, or 3.1¢  and 3.0¢ per share for basic and diluted, compared to $15.5 million, or 12.0¢ per share for both basic and diluted, for the three months ended July 31, 2012.
For the three months ended July 31, 2013 and 2012, 5,054,113 and 52,827 weighted-average restricted voting shares options had a grant price that was less than the average market price. The computation of net loss per share did not include 5,988,512 and 12,975,891 outstanding options in the three months ended July 31, 2013 and 2012 because such options were anti-dilutive in nature.
Revenues and Adjusted EBITDA by Business Segment

We evaluate the performance of our segments based on segment Adjusted EBITDA. Commencing in fiscal 2013, we have revised our calculation of Adjusted EBITDA to exclude stock-based compensation expense, consulting costs related to our operational inactivities, purchase accounting adjustments and acquisition-related litigation expenses. We have determined that excluding these items from Adjusted EBITDA better reflected our segments' underlying performance. Based on the revisions to the definition of Adjusted EBITDA, we recasted the presentation of Adjusted EBITDA for the three and nine months ended July 31, 2012 to be consistent with the current period presentation. Our Adjusted EBITDA (as revised) is now income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, acquisition-related litigation expenses and other income and expenses. "Adjusted EBITDA margin" is Adjusted EBITDA as a percentage of revenues.
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

A reconciliation of Adjusted EBITDA to loss from continuing operations is set forth below:

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
(in millions of U.S. dollars)	$	$	$	$
Adjusted EBITDA	41.0	36.4	95.2	51.0
Depreciation and amortization	(12.4)	(9.3)	(35.6)	(30.8)
Repositioning expenses	(4.5)	(0.1)	(11.0)	(6.9)
Acquisition and integration costs	(1.2)	—	(15.4)	—
Interest expense, net	(12.6)	(6.8)	(35.0)	(19.8)
Impairment charge	(1.2)	—	(11.3)	(57.9)
Gain on sale of capital assets	—	—	1.6	—
(Provision for) benefit from income taxes	(0.9)	(3.3)	5.5	(3.6)
Refinancing expenses	—	—	(29.2)	—
Operational initiatives related consulting costs	(0.4)	(1.0)	(2.3)	(13.3)
Acquisition-related litigation expenses	(4.0)	—	(4.0)	—
Stock-based compensation expense	(0.7)	(0.7)	(2.4)	(2.5)
Purchase accounting adjustments	—	—	(5.0)	—
Other	1.2	0.3	2.0	0.5
Income (loss) from continuing operations	4.3	15.5	(46.9)	(83.3)

The following provides certain information regarding our business segments for the three months ended July 31, 2013 and 2012:

	Three months ended July 31,
	2013	2012	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	147.9	94.4	53.5	56.7
Europe	79.9	73.9	6.0	8.1
Total Commercial Manufacturing	227.8	168.3	59.5	35.4
Pharmaceutical Development Services	37.9	35.4	2.5	7.1
Total Revenues	265.7	203.7	62.0	30.4
Adjusted EBITDA
Commercial Manufacturing
North America	24.9	19.4	5.5	28.4
Europe	14.7	17.2	(2.5)	(14.5)
Total Commercial Manufacturing	39.6	36.6	3.0	8.2
Pharmaceutical Development Services	12.0	8.6	3.4	39.5
Corporate EBITDA	(10.6)	(8.8)	1.8	20.5
Total Adjusted EBITDA	41.0	36.4	4.6	12.6

Commercial Manufacturing
Total CMO revenues for the three months ended July 31, 2013 increased $59.5 million, or 35.4%, to $227.8 million, from $168.3 million for the three months ended July 31, 2012. Had local currency exchange rates remained constant to the rates of the three months ended July 31, 2012, CMO revenues for the Patheon legacy entities for the three months ended July 31, 2013 would have been approximately 33.8% higher than the same period of the prior year. Approximately $66.4 million of the year over year CMO growth resulted from the Banner Acquisition.
North American CMO revenues for the three months ended July 31, 2013 increased $53.5 million, or 56.7%, to $147.9 million, from $94.4 million for the three months ended July 31, 2012. Banner contributed $66.4 million of the increase, along with strengths in Whitby and Cincinnati, offset by weakness in Puerto Rico.
European CMO revenues for the three months ended July 31, 2013 increased $6.0 million, or 8.1%, to $79.9 million, from $73.9 million for the three months ended July 31, 2012. Had European currency exchange rates remained constant to the rates of the three months ended July 31, 2012, European CMO revenues for the Patheon legacy entities for the three months ended July 31, 2013 would have been approximately 4.4% higher than the same period of the prior year. The increase was primarily due to $10.1 million from the Banner Acquisition and increases in our Ferentino operations, partially offset by weakness in Monza, Bourgoin and Swindon.
Total CMO Adjusted EBITDA for the three months ended July 31, 2013 increased $3.0 million to $39.6 million, from $36.6 million for the three months ended July 31, 2012. This represents an Adjusted EBITDA margin of 17.4% for the three months ended July 31, 2013 compared to 21.7% for the three months ended July 31, 2012. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the three months ended July 31, 2012, CMO Adjusted EBITDA for the three months ended July 31, 2013 would have been approximately $1.9 million lower. The reduction in Adjusted EBITDA margin was driven by higher labor costs and the impact of lower Banner margins, which more than offset the favorable mix and improved margins driven by our operational excellence initiatives at legacy Patheon sites. Repositioning costs of $4.6 million and an impairment charge of $1.2 million in the three months ended July 31, 2013 were not included in Adjusted EBITDA.
North American Adjusted EBITDA for the three months ended July 31, 2013 increased $5.5 million, to $24.9 million, from $19.4 million for the three months ended July 31, 2012. Banner contributed $5.5 million of the increase. Lower volumes in the Patheon legacy North American business was offset by savings from our operational excellence initiatives and lower inventory write-off's.
European Adjusted EBITDA for the three months ended July 31, 2013 decreased $2.5 million, to $14.7 million, from $17.2 million for the three months ended July 31, 2012. Had European currency exchange rates remained constant to those of the three months ended July 31, 2012, European CMO Adjusted EBITDA for the three months ended July 31, 2013 would have been approximately $0.9 million higher. The decrease was primarily driven by mix and higher labor costs, partially offset by margins from higher volumes, results from our operational excellence initiatives, and $1.2 million in Adjusted EBITDA from the Banner Acquisition.
Pharmaceutical Development Services
Total PDS revenues for the three months ended July 31, 2013 increased by $2.5 million, or 7.1%, to $37.9 million, from $35.4 million for the three months ended July 31, 2012. Excluding the impact of the Clinical Packaging business that was sold in fiscal 2012, PDS revenues grew by 10.6% over the prior period. This growth was primarily due to higher development activities from new contracts across all sites with the exception of Swindon. Had the local currency exchange rates remained constant to the three months ended July 31, 2012, PDS revenues for the three months ended July 31, 2013 would have been approximately $0.2 million lower.
Total PDS Adjusted EBITDA for the three months ended July 31, 2013 increased $3.4 million, or 39.5%, to $12.0 million, from $8.6 million for the three months ended July 31, 2012. Had local currency exchange rates remained constant to those of the three months ended July 31, 2012, PDS Adjusted EBITDA for the three months ended July 31, 2013 would have been approximately $0.4 million lower than reported. Top line growth along with continued focus on cost containment and impacts from our operational excellence initiatives contributed to the year over year growth.
Corporate
Corporate costs for the three months ended July 31, 2013 increased $1.8 million, or 20.5%, to $10.6 million, from $8.8 million for the three months ended July 31, 2012. The increase was primarily due to $1.4 million in higher compensation costs.
Repositioning costs of $0.2 million, and acquisition and integration costs of $1.2 million in the three months ended July 31, 2013 were not included in Adjusted EBITDA.

Nine Months Ended July 31, 2013 Compared to Nine Months Ended July 31, 2012.

	Nine months ended July 31,
	2013	2012	$	%
(in millions of U.S. dollars, except per share information)	$	$	Change	Change
Revenues	733.1	539.1	194.0	36.0
Cost of goods sold	562.6	435.2	127.4	29.3
Gross profit	170.5	103.9	66.6	64.1
Selling, general and administrative expenses	121.6	99.0	22.6	22.8
Research and development	7.4	—	7.4	—
Repositioning expenses	11.0	6.9	4.1	59.4
Acquisition and integration costs	9.3	—	9.3	—
Impairment charge	11.3	57.9	(46.6)	(80.5)
Gain on sale of capital assets	(1.6)	—	1.6	—
Operating income (loss)	11.5	(59.9)	71.4	119.2
Interest expense, net	35.0	19.8	15.2	76.8
Foreign exchange loss, net	1.5	0.6	0.9	150.0
Refinancing expenses	29.2	—	29.2	—
Other income, net	(1.8)	(0.6)	1.2	200.0
Loss from continuing operations before income taxes	(52.4)	(79.7)	(27.3)	(34.3)
(Benefit from) provision for income taxes	(5.5)	3.6	(9.1)	(252.8)
Loss from continuing operations	(46.9)	(83.3)	(36.4)	(43.7)
Loss from discontinued operations	—	(0.2)	0.2	—
Net loss attributable to restricted voting shareholders	(46.9)	(83.5)	(36.6)	(43.8)
Basic and diluted loss per share
From continuing operations	$(0.337)	$(0.643)
From discontinued operations	—	$(0.002)
	$(0.337)	$(0.645)
Weighted-average number of shares outstanding during period—basic (in thousands)	139,232	129,639
Weighted-average number of shares outstanding during period—diluted (in thousands)	139,232	129,639

Operating (Loss) Income Summary
Revenues for the nine months ended July 31, 2013 increased $194.0 million, or 36.0%, to $733.1 million, from $539.1 million for the nine months ended July 31, 2012. Excluding currency fluctuations, revenues for the nine months ended July 31, 2013 would have been 35.7% higher than the nine months ended July 31, 2012. CMO revenues for the nine months ended July 31, 2013 increased $189.3 million, or 43.2%, to $627.4 million, from $438.1 million for the nine months ended July 31, 2012. The increase was across most Patheon legacy sites, with the exception of Swindon and Bourgoin, and $144.2 million of the increase was due to the Banner Acquisition. PDS revenues for the nine months ended July 31, 2013 increased $4.7 million, or 4.7%, to $105.7 million, from $101.0 million for the nine months ended July 31, 2012 primarily due to stronger results across all our sites with the exception of Swindon. Excluding the impact of the Clinical Packaging business that was sold in fiscal 2012, PDS revenues grew 8.5% over the prior year.
Gross profit for the nine months ended July 31, 2013 increased $66.6 million, or 64.1%, to $170.5 million, from $103.9 million for the nine months ended July 31, 2012. The increase in gross profit was primarily due to higher volume and an increase in gross profit margin to 23.3% for the nine months ended July 31, 2013 from 19.3% for the nine months ended July 31, 2012. The increase in gross profit margin was driven by higher volumes and savings from our operational excellence initiatives, partially offset by increased costs of goods sold related to the fair value mark up of Banner's inventory from the acquisition of $5.0 million, higher inventory write-offs of $5.0 million and product returns from a packaging site of $3.1 million. We experienced a manufacturing problem at Banner related to a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected, which led to $3.0 million of the inventory write-offs and all the returns discussed above. Approximately $22.8 million of the gross margin increase over the comparable prior year period was due to the Banner Acquisition. Foreign exchange rates had a positive impact of $1.3 million on gross profit in the nine months ended July 31, 2013 versus the same period in the prior year.

Selling, general and administrative expenses for the nine months ended July 31, 2013 increased $22.6 million, or 22.8%, to $121.6 million, from $99.0 million for the nine months ended July 31, 2012. Selling, general and administrative expenses were higher as a result of Banner's selling, general and administrative costs of $27.6 million, partially offset by lower consulting costs in the current year. Foreign exchange rates had an unfavorable impact of less than $0.1 million on selling, general and administrative expenses in the nine months ended July 31, 2013 versus the same period in the prior year.
Research and development expenses for the nine months ended July 31, 2013 were $7.4 million as a result of the Banner Acquisition. These expenses related to proprietary research and development efforts and consist of salaries and benefits, supplies and other costs.
Repositioning expenses for the nine months ended July 31, 2013 increased $4.1 million, to $11.0 million, from $6.9 million for the same period of the prior year. Repositioning expenses for the nine months ended July 31, 2013 were associated primarily with the changes to the organizational alignment within our business as a result of the Banner Acquisition, realignment activities in our Bourgoin, France facility. and Caguas closure and consolidation, as compared to the expenses related to the Plan of Termination and Caguas closure and consolidation for the nine months ended July 31, 2012.
Acquisition and integration costs for the nine months ended July 31, 2013 were $9.3 million. These expenses are associated with the Banner Acquisition and related integration activities. In connection with closing the acquisition on December 14, 2012, we incurred, and expect to incur, additional acquisition-related costs consisting of consultants, system and customer conversions, and other integration-related costs. These costs will be recognized as operating expenses as incurred.
We incurred an impairment charge of $11.3 million for the nine months ended July 31, 2013 related to the planned closure of our recently acquired Olds Canada facility by the end of fiscal 2013 for $10.1 million, and a $1.2 million relating to two IPR&D projects that were curtailed at the Banner, High Point facility. Impairment charges for the nine months ended July 31, 2012 were $57.9 million relating to the winding down or transferring PDS and non-cephalosporin commercial production from our Swindon, U.K. facility to other facilities.
Operating loss for the nine months ended July 31, 2013 decreased $71.4 million to income of $11.5 million (1.6% of revenues), from a loss of $59.9 million (-11.1% of revenues) for the nine months ended July 31, 2012 as a result of the factors discussed above.
Refinancing expenses
During the nine months ended July 31, 2013, we incurred expenses of $29.2 million in connection with our refinancing activities related to the Banner Acquisition.  These costs primarily included the early redemption penalty related to the repayment of our Notes and the write-off of deferred financing costs on the Notes and the ABL (each as defined and described more fully below in "-Liquidity and Capital Resources").
Loss from Continuing Operations Before Income Taxes
We reported loss from continuing operations before income taxes of $52.4 million for the nine months ended July 31, 2013, compared to a loss of $79.7 million for the nine months ended July 31, 2012. The operating items discussed above in addition to interest and refinancing expenses were the primary drivers of the year over year variance.
Income Taxes
Income taxes were a benefit of $5.5 million for the nine months ended July 31, 2013, compared to an expense of $3.6 million for the nine months ended July 31, 2012. The increase in tax benefit was primarily driven by current benefits of approximately $3.2 million recorded as a result of changes in tax laws and rates taking effect in 2013, releasing a valuation allowance of approximately $0.5 million for the nine months ended July 31, 2012, recording of research and development tax credits related to calendar year 2012 of approximately $0.4 million and a mix of income and loss from operating units and pre-tax losses in some entities for which no tax benefits were recognized in 2013.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
We recorded loss from continuing operations for the nine months ended July 31, 2013 of $46.9 million, compared to $83.3 million for the nine months ended July 31, 2012. The basic and diluted loss per share from continuing operations for the nine months ended July 31, 2013 was 33.7¢ cent compared to 64.3¢ cent for the nine months ended July 31, 2012.

Loss and Loss Per Share from Discontinued Operations
Discontinued operations for the nine months ended July 31, 2012 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in "Note 3—Discontinued Operations, Plant Consolidations, Sales and Asset Impairments." The loss from discontinued operations for the nine months ended July 31, 2012 was $0.2 million, or 0.2¢ per share. These costs relate to the final wind down of the Carolina facility.
Net Loss Attributable to Restricted Voting Shareholders and Loss Per Share
Net loss attributable to restricted voting shares for the nine months ended July 31, 2013 was $46.9 million, or 33.7¢ per share for both basic and diluted, compared to a loss of $83.5 million, or 64.5¢ per share, for the nine months ended July 31, 2012.
The computation of net income per share did not include 11,042,625 and 13,028,718 outstanding options in the nine months ended July 31, 2013 and 2012, respectively, because such options were anti-dilutive in nature.

The following provides certain information regarding our business segments for the nine months ended July 31, 2013 and 2012:

	Nine months ended July 31,
	2013	2012	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Commercial Manufacturing
North America	394.1	249.1	145.0	58.2
Europe	233.3	189.0	44.3	23.4
Total Commercial Manufacturing	627.4	438.1	189.3	43.2
Pharmaceutical Development Services	105.7	101.0	4.7	4.7
Total Revenues	733.1	539.1	194.0	36.0
Adjusted EBITDA
Commercial Manufacturing
North America	64.3	36.2	28.1	77.6
Europe	34.8	20.5	14.3	69.8
Total Commercial Manufacturing	99.1	56.7	42.4	74.8
Pharmaceutical Development Services	27.6	19.1	8.5	44.5
Corporate EBITDA	(31.5)	(24.8)	6.7	27.0
Total Adjusted EBITDA	95.2	51.0	44.2	86.7

Commercial Manufacturing
Total CMO revenues for the nine months ended July 31, 2013 increased $189.3 million, or 43.2%, to $627.4 million, from $438.1 million for the nine months ended July 31, 2012. Had local currency exchange rates remained constant to the rates of the nine months ended July 31, 2012, CMO revenues for the Patheon legacy entities for the nine months ended July 31, 2013 would have been approximately 42.9% higher than the same period of the prior year. Approximately $144.2 million of the total year over year CMO growth resulted from the Banner Acquisition.
North American CMO revenues for the nine months ended July 31, 2013 increased $145.0 million, or 58.2%, to $394.1 million, from $249.1 million for the nine months ended July 31, 2012. The increase was due to an increase in customer demand across all sites, with $120.9 million of the increase resulting from the Banner Acquisition.
European CMO revenues for the nine months ended July 31, 2013 increased $44.3 million, or 23.4%, to $233.3 million, from $189.0 million for the nine months ended July 31, 2012. Had European currency exchange rates remained constant to the rates of the nine months ended July 31, 2012, European CMO revenues for the Patheon legacy entities for the nine months ended July 31, 2013 would have been approximately 22.6% higher than the same period of the prior year. The increase was primarily due to increases in our Italian operations, partially offset by weakness in Swindon and Bourgoin. Approximately $23.3 million of the year over year European CMO revenue growth resulted from the Banner Acquisition.

Total CMO Adjusted EBITDA for the nine months ended July 31, 2013 increased $42.4 million to $99.1 million, from $56.7 million for the nine months ended July 31, 2012. This represents an Adjusted EBITDA margin of 15.8% for the nine months ended July 31, 2013 compared to 12.9% for the nine months ended July 31, 2012. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of the nine months ended July 31, 2012, CMO Adjusted EBITDA for the nine months ended July 31, 2013 would have been approximately $0.7 million higher. The Adjusted EBITDA increase was driven by higher volumes and improved margins driven by our operational excellence initiatives, partially offset by inventory write-offs of $5.0 million and higher foreign exchange losses of $0.7 million. Included in the CMO Adjusted EBITDA was a $9.4 million impact from Banner. Total CMO Adjusted EBITDA for the nine months ended July 31, 2013 did not include $11.3 million of impairment charges related to the closure of the Banner facility in Canada and closed IP R&D projects, $5.0 million of higher cost of goods sold related to amortization of the fair value mark-up of Banner's inventory from the acquisition, and product returns from a packaging site and inventory write-offs totaling $6.1 million related to a manufacturing problem at Banner resulting from a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected. Repositioning costs of $7.0 million in the nine months ended July 31, 2013 were not included in Adjusted EBITDA.
North American Adjusted EBITDA for the nine months ended July 31, 2013 increased $28.1 million, to $64.3 million, from $36.2 million for the nine months ended July 31, 2012. The increase was primarily driven by higher volumes and margins as a result of our operational excellence initiatives, partially offset by higher inventory write-offs of $5.5 million. Included in the North American Adjusted EBITDA was a $7.1 impact from Banner.
European Adjusted EBITDA for the nine months ended July 31, 2013 increased $14.3 million, to $34.8 million, from $20.5 million for the nine months ended July 31, 2012. Had European currency exchange rates remained constant to those of the nine months ended July 31, 2012, European CMO Adjusted EBITDA for the nine months ended July 31, 2013 would have been approximately $1.9 million higher. The increase was primarily driven by higher volumes and margins as a result of our operational excellence initiatives, partially offset by foreign exchange loss of $1.3 million. Included in the European Adjusted EBITDA was a positive $2.2 million impact from Banner.
Pharmaceutical Development Services
Total PDS revenues for the nine months ended July 31, 2013 increased by $4.7 million, or 4.7%, to $105.7 million, from $101.0 million for the nine months ended July 31, 2012. Had the local currency exchange rates remained constant to the nine months ended July 31, 2012, PDS revenues for the nine months ended July 31, 2013 would have been 4.6% higher than the same period of the prior year. Excluding the impact of the Clinical Packaging business that was sold in fiscal 2012, the PDS revenues grew by 8.5% over the same period of prior year. Higher development activities from new contracts across most sites contributed to the improved performance.
Total PDS Adjusted EBITDA for the nine months ended July 31, 2013 increased $8.5 million, or 44.5%, to $27.6 million, from $19.1 million for the nine months ended July 31, 2012. Had local currency exchange rates remained constant to those of the nine months ended July 31, 2012, PDS Adjusted EBITDA for the nine months ended July 31, 2013 would have been approximately $0.5 million lower than reported. Higher revenue, positive impact from our operational excellence initiatives, and cost controls contributed to the year over year growth. Repositioning costs of $0.3 million in the nine months ended July 31, 2013 were not included in Adjusted EBITDA.
Corporate
Corporate costs for the nine months ended July 31, 2013 increased $6.7 million, or 27.0%, to $31.5 million, from $24.8 million for the nine months ended July 31, 2012. Higher professional fees of $3.3 million, higher marketing and travel costs along with $1.8 million in Banner general and administrative costs contributed to the year over year increase.
Refinancing costs of $29.2 million, repositioning costs of $3.7 million, and acquisition and integration costs of $9.3 million in the nine months ended July 31, 2013 were not included in Adjusted EBITDA.

Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $40.9 million at July 31, 2013 and $39.4 million at October 31, 2012. Our total debt was $610.4 million at July 31, 2013 and $313.1 million at October 31, 2012.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended July 31,
	2013	2012
(in millions of U.S. dollars)	$	$
Cash (used in) provided by operating activities of continuing operations	(25.6)	7.2
Cash used in operating activities of discontinued operations	(0.1)	(0.4)
Cash (used in) provided by operating activities	(25.7)	6.8
Cash used in investing activities	(283.7)	(32.7)
Cash provided by financing activities	308.3	30.3
Other	2.6	(2.4)
Net increase in cash and cash equivalents during the period	1.5	2.0

Cash Used in Operating Activities
Cash used in operating activities from continuing operations for the nine months ended July 31, 2013 decreased $32.8 million, to a usage of $25.6 million, from a cash source of $7.2 million for the nine months ended July 31, 2012. The unfavorable year over year change was driven primarily by changes in deferred revenue, working capital requirements and higher interest payment associated with the new debt.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Nine months ended July 31,
	2013	2012
(in millions of U.S. dollars)	$	$
Cash used in investing activities	(283.7)	(32.7)
Cash used in investing activities from continuing operations for the nine months ended July 31, 2013 increased $250.9 million, to $283.7 million, from $32.8 million for the nine months ended July 31, 2012 primarily due to the Banner Acquisition. The $32.7 million in fiscal 2012 was primarily project-related capital expenditures, which compares to $34.2 million for the nine months ended July 31, 2013.
Our principal ongoing investment activities are project-related and sustaining capital programs at our network of sites. The majority of our capital allocation is normally invested in project-related programs, which are defined as outlays that will generate growth in capacity and revenues, while sustaining expenditures related to the preservation of existing assets and capacity.

Cash Provided by Financing Activities
The following table summarizes the cash used in financing activities for the periods indicated:

	Nine months ended July 31,
	2013	2012
(in millions of U.S. dollars)	$	$
Decrease in short-term borrowings	—	(1.3)
Proceeds from long-term borrowings	633.8	35.5
Increase in deferred financing costs	(22.7)	—
Repayment of debt, net of penalty payment	(337.8)	(3.9)
Share issuance costs	(0.8)	—
Proceeds on issuance of restricted voting shares	35.8	—
Cash provided by financing activities	308.3	30.3

Cash provided by financing activities for the nine months ended July 31, 2013 was $308.3 million compared $30.3 million for the nine months ended July 31, 2012. This increase of cash inflow is due to the refinancing activities during the nine months ended July 31, 2013, which resulted from the funding requirements related to the Banner Acquisition.
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

The Credit Agreement also (i) required us to make a number of representations and warranties, including representations and warranties regarding our legal status and our business,and (ii) subjects us to a number of affirmative covenants, including requirements to deliver certain information to the lenders, maintain insurance and comply with laws, in each case subject to certain exceptions as set forth in the Credit Agreement.
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

Our failure to maintain the required First Lien Leverage Ratio or our breach of the other covenants and requirements contained in the Credit Agreement could result in an event of default, which may allow our lenders to accelerate our debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. As of July 31, 2013, we were in compliance with the covenants and other requirements in the Credit Agreement.
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

Our Consolidated EBITDA for the last four fiscal quarters ended July 31, 2013 based on the definition in our Credit Agreement is calculated as follows:

Last twelve months ended July 31,
2013
(in millions of U.S. dollars)	$
Consolidated EBITDA per Credit Agreement	187.7
Less:
Acquired EBITDA of Banner	(4.9)
Pro forma cost savings	(45.8)
Other	(5.3)
Adjusted EBITDA	131.7
(Deduct) add:
Depreciation and amortization	(45.7)
Repositioning expenses	(10.2)
Acquisition and integration costs	(18.6)
Interest expense, net	(41.7)
Asset Impairment charges	(11.3)
Gain on sale of capital assets	1.2
Provision for income taxes	(34.3)
Refinancing expenses	(29.2)
Operational initiatives related consulting costs	(2.3)
Acquisition-related litigation expenses	(4.0)
Stock-based compensation expense	(3.0)
Purchase accounting adjustments	(5.0)
Other	2.4
Loss from continuing operations	(70.0)
Add (deduct):
Depreciation and amortization	45.7
Impairment charge	11.3
Stock-based compensation	3.0
Net change in non-cash working capital	(19.2)
Net change in deferred revenues	(0.2)
Non-cash interest	8.5
Other, primarily changes in long-term assets and liabilities	21.4
Cash flows from operating activities	0.5

Cash flows from investing activities	(302.9)
Cash flows from financing activities	304.3

Included in our pro forma cost savings are the estimated impact of our operational excellence initiatives, plant consolidation savings, and other synergies related to the Banner Acquisition, assuming such activities were completed as of August 1, 2012.

Our net debt calculation for our credit facility as of July 31, 2013, is as follows:

(in millions of U.S. dollars)	$
Total funded debt	597.2
Less: cash and cash equivalents	(35.0)
Net debt	562.2

As part of the Credit Agreement, we are required to maintain a leverage ratio below a certain threshold. Our leverage ratio is calculated by dividing our total net debt at the end of the applicable fiscal quarter divided by our Consolidated EBITDA for the previous 12 months. Effective for the 12-month period beginning April 30, 2013, we are required to keep our leverage ratio below 5.50. As of July 31, 2013, our leverage ratio was 2.99.
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
 Financing Ratios
Total interest-bearing debt at July 31, 2013 was $610.4 million, $297.3 million higher than at October 31, 2012. At July 31, 2013, our consolidated ratio of interest-bearing debt to shareholders' equity was 535.9%, compared to 251.9% at October 31, 2012.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements to structure any of our financial arrangements. We do not have any interests in unconsolidated special-purpose or structured finance entities.
Tabular Disclosure of Contractual Obligations
The following reflects the impact of our new Credit Facilities on our contractual obligations:

	Long-term debt obligation as of July 31, 2013 (1)
(in millions of U.S. dollars)	Total	Year 1	2-3 Years	4-5 Years	After 5 Years
	$	$	$	$	$
Long-term debt	621.1	6.9	13.6	56.1	544.5
Interest on long-term debt (2)	227.2	43.7	86.1	82.9	14.5
Total long-term debt obligations	848.3	50.6	99.7	139.0	559.0
(1) The amounts displayed in the chart relate only to our long-term debt. For information relating to all of our outstanding contractual obligations, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Tabular Disclosure of Contractual Obligations." contained in our 2012 Annual Report on Form 10-K.
(2) Represents interest payments under our Credit Facility based on the applicable interest rates in effect on July 31, 2013.

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

For indefinite-lived intangible assets other than goodwill, we compare the fair value of the intangible asset with the asset's carrying amount. If the fair value is less than the carrying amount, we will recognize an impairment. This impairment test for indefinite-lived intangible assets other than goodwill is conducted annually, concurrently with the goodwill test.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
Our business is conducted in several currencies—Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations, Euros, U. S. dollars and British Sterling for our European operations and the Mexican Peso for our Mexican operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities' costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In the nine months ended July 31, 2013, approximately 90% of the revenues and 10% of the operating expenses of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on our current U.S. denominated net inflows, for each 10% change in the Canadian-U.S. dollar exchange rate, the annual impact on pre-tax income, excluding any hedging activities, would be approximately $4.8 million.
To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of July 31, 2013, we had entered into 78 foreign exchange forward contracts and collars covering approximately 80% of our Canadian-U.S. dollar cash flow exposures for fiscal 2013 and had one foreign exchange forward contract covering our Euro-U.S. dollar cash flow. See "Note 11—Financial instruments and risk management" to our unaudited consolidated financial statements. We do not hedge any of our other foreign exchange exposures. Our foreign exchange forward contracts and collars mature at various dates through April 2015 and have an aggregate fair value of $133.4 million. As of July 31, 2013, an adverse exchange rate movement of 10% against our foreign exchange forward contracts and collars would result in a pre-tax loss of approximately $13.3 million.
Interest Rate Risk
As of July 31, 2013, our long-term debt consisted of the Secured Term Loan and our Secured Revolving Facility, both of which bear interest at a variable rate. As of July 31, 2013, we had borrowed $42.3 million under our Secured Revolving Facility. Assuming a 100 basis point increase in applicable interest rates, annual interest expense on our Secured Revolving Facility would (assuming a fully drawn facility) increase by approximately $0.85 million and annual interest expense on our Secured Term Loan would increase by approximately $5.75 million.

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
On December 14, 2012, the Company completed the Banner Acquisition for a purchase price of $269.0 million, of which $117.0 million represented goodwill and identifiable intangible assets. Banner's operations contributed approximately $144.2 million in revenues to our consolidated financial results for the nine months ended July 31, 2013. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Banner was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2013.

 There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

On December 10, 2012, Procaps S.A. (“Procaps”) filed a complaint against us in the United States District Court for the Southern District of Florida (Case No. 12-cv-24356-DLG).  The complaint involves our collaboration agreement with Procaps, pursuant to which both companies agreed to work together with respect to the marketing of a line of certain prescription pharmaceutical soft-gel development and manufacturing services. Procaps alleges that our acquisition of Banner, a business that historically has generated less than 10% of its revenues from softgel services for prescription pharmaceuticals, transformed the collaboration agreement into an anticompetitive restraint of trade and an agreement between direct competitors to set prices, divide markets and/or allocate geographic territories.  Procaps seeks (i) a declaratory judgment that the collaboration agreement must cease and/or terminate; (ii) an injunction requiring that we divest all of Banner's soft-gel manufacturing capabilities; and (iii) monetary damages under federal and state antitrust and unfair competition laws, including treble damages for violations of the Sherman Act. We subsequently answered Procaps' complaint and filed our affirmative defenses to the complaint.  On May 15, 2013, Procaps served its supplemental initial disclosures pleading damages.  The parties are currently conducting discovery and trial is scheduled to commence in June 2014.

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
Dated: September 5, 2013

PATHEON INC.

By:	/s/ JAMES C. MULLEN	By:	/s/ STUART GRANT
	James C. Mullen		Stuart Grant
	Chief Executive Officer		Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Separation Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated July 26, 2013.				X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101*
The following materials from Patheon Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the Unaudited Consolidated Statement of Changes in Shareholders' Equity; (v) the Unaudited Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

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