Form 10-K
period 2013-10-31
PATHEON INC
filed 2014-01-10
CIK 1400431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of restricted voting shares held by non-affiliates of the registrant as of April 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $208,149,058 (based on the last reported closing sale price on the Toronto Stock Exchange on that date of $4.39 per share, as converted from C$4.42 using the closing rate of exchange from Reuters).

As of January 8, 2014, the registrant had 140,938,525 restricted voting shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information regarding our directors, executive officers and corporate governance, executive compensation, security ownership of certain beneficial owners and management related stockholder matters, certain relationships and related transactions and director independence, and principal accountant fees and services will be provided, if required by applicable securities laws, in an amendment to this annual report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our expectations regarding our future growth, results of operations, performance (both operational and financial) and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. Wherever possible, words such as "plans," "expects," or "does not expect," "forecasts," "anticipates" or "does not anticipate," "believes," "intends" and similar expressions or statements that certain actions, events or results "may," "could," "should," "would," "might" or "will" be taken, occur or be achieved have been used to identify these forward-looking statements. Although the forward-looking statements contained in this annual report on Form 10-K reflect our current assumptions based upon information currently available to us and based upon what we believe to be reasonable assumptions, we cannot be certain that actual results will be consistent with these forward-looking statements. Our current material assumptions include assumptions related to customer volumes, regulatory compliance, foreign exchange rates, employee severance costs associated with termination and projected integration savings related to the Banner Acquisition (as defined below). Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance, prospects and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, among other things, risks related to international operations and foreign currency fluctuations; customer demand for our services; regulatory matters affecting manufacturing and pharmaceutical development services; impacts of acquisitions, divestitures, restructurings, and other strategic transactions, including our ability to achieve our intended objectives with respect to such transactions and integrate businesses that we may acquire or combine with; implementation of our operational excellence initiatives and transformation activities; our ability to effectively transfer business between facilities; the global economic environment; our exposure to complex production issues; our substantial financial leverage; interest rate risks; potential environmental, health and safety liabilities; credit and customer concentration; competition; rapid technological change; product liability claims; intellectual property; the fact that we have a majority shareholder that can exercise significant influence over us; supply arrangements; pension plans; derivative financial instruments; and our dependence upon key management, scientific and technical personnel. Forward-looking statements also include statements regarding our proposed acquisition by JLL/Delta Patheon Holdings, L.P. (“Newco”) or its affiliates pursuant to an arrangement agreement dated November 18, 2013 (the “Arrangement Agreement”). The completion of the proposed transaction is subject to a number of conditions, including shareholder approval, court approval, regulatory approvals and the satisfaction or waiver of other conditions.  These approvals may not be obtained, the other conditions to the transaction may not be satisfied and/or the parties may exercise their termination rights, in which case the proposed transaction could be modified, restructured or terminated. These and other risks are described in greater detail in "Item 1A. Risk Factors" of this annual report on Form 10-K. Although we have attempted to identify important risks and factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors and risks that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. These forward-looking statements are made as of the date of this annual report on Form 10-K, and except as required by law, we assume no obligation to update or revise them to reflect new events or circumstances.
General
All references to "$" or "dollars" in this annual report are to U.S. dollars unless otherwise indicated. References in this annual report on Form 10-K to "Patheon," "we," "us," "our" and "our company" refer to Patheon Inc. and its consolidated subsidiaries.

PART I

Item 1.          Business.
Overview
We are a leading provider of commercial manufacturing outsourcing services ("CMO") and outsourced pharmaceutical development services ("PDS") to the global pharmaceutical industry. We believe we are the world's second-largest CMO provider and the world's largest PDS provider based on calendar year 2012 revenues provided by PharmSource, a provider of pharmaceutical outsourcing business information. We offer a wide range of services throughout the lifecycle of a pharmaceutical molecule, from early development, through late development to commercial manufacturing, including lifecycle management services. During the fiscal year ended October 31, 2013 ("fiscal 2013"), we provided services to approximately 533 customers throughout the world, including 19 of the world's 20 largest pharmaceutical companies, eight of the world's 10 largest biotechnology companies and eight of the world's 10 largest specialty pharmaceutical companies. In fiscal 2013, we manufactured 12 of the top 100 selling drug compounds in the world based on revenues for the products reported by Evaluate Pharma, a provider of pharmaceutical industry data, and our products were distributed in over 70 countries. We are also currently developing 12 of the top 100 development stage drugs in the world on behalf of our customers based on potential revenues for the products reported by Evaluate Pharma.
Our CMO business focuses primarily on prescription products in a wide variety of solid and sterile dosage forms. We have also developed a range of specialized capabilities in high potency, controlled substances, modified release products, and softgel technologies. With the Banner Acquisition, we expanded our service offering to include the development, licensing and commercialization of proprietary prescription, over the counter and nutritional products while leveraging the combined expertise and capabilities of Banner and Patheon. Our PDS business provides a broad range of development services, including finished dosage formulation across approximately 40 dosage forms, early development services, analytical services, formulation expertise and life cycle management. We have established our position as a market leader by leveraging our scale, global reach, specialized capabilities, broad service offerings, scientific expertise and track record of product quality and regulatory compliance to provide competitive and cost-effective solutions to our customers.

Company History
The heritage of our company dates back to 1974, when we established Custom Pharmaceuticals Ltd., a contract manufacturing business, in Fort Erie, Canada. Since that time, we have expanded operations through acquisition of contract manufacturing facilities in Canada, Europe, Puerto Rico and the United States, entered into the PDS business and acquired additional capabilities with respect to proprietary soft-gel formulations in the early part of the current fiscal year. In addition, we continue to assess our footprint and as market conditions warrant consolidate or dispose of facilities.
In 2006 and 2007, we conducted a review of strategic and financial alternatives that resulted in a $150,000,000 investment in us by JLL Partners Inc., a New York private equity firm ("JLL Partners"), and a refinancing of our North American indebtedness. As a result of this investment, JLL Patheon Holdings, LLC ("JLL Patheon Holdings"), an affiliate of JLL Partners, received two series of preferred stock, one of which it converted into 38,018,538 voting shares in 2009, and the other of which entitles it to elect up to three members of our Board of Directors (our "Board"). We collectively refer to JLL Partners Inc., JLL Patheon Holdings, LLC and their affiliates as "JLL".
JLL Patheon Holdings subsequently made an unsolicited offer that resulted in JLL acquiring additional restricted voting shares. As of October 31, 2013, JLL owned an aggregate of 78,524,986 restricted voting shares, representing approximately 56% of Patheon's total restricted voting shares outstanding.
On December 14, 2012, we completed our acquisition of all of the issued and outstanding shares of capital stock of Sobel USA Inc., a Delaware corporation, and Banner Pharmacaps Europe B.V., a private limited company organized under the laws of The Netherlands (collectively "Banner") for an aggregate purchase price of $269.0 million (the "Banner Acquisition"). Banner is the world's second largest pharmaceutical business focused on delivering proprietary softgel formulations, with four manufacturing facilities, significant proprietary technologies and products, and leading positions in some of the industry's fastest-growing product categories. Banner is headquartered in High Point, N.C., with additional research labs and manufacturing facilities in the Netherlands, Canada and Mexico.

Our Segments
Through the end of fiscal 2013, we had two operating and reportable segments: CMO and PDS. In addition, we categorized certain selling, general and administrative costs and certain foreign exchange gains and losses under a separate segment reporting line item referred to as "corporate costs." In fiscal 2013, our CMO and PDS segments accounted for 85.7% and 14.3% of our total revenues, respectively. Financial information about our CMO and PDS segments and information regarding net sales and long-lived assets attributable to operations in Canada, the United States, Europe and other countries is contained in "Note 15-Segmented Information" to our consolidated financial statements included in this Form 10-K. Additional financial information about our CMO and PDS segments is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of risks attendant to our foreign operations, please see "Item 1A. Risk Factors—Risks Related to our Business and Industry."
During fiscal 2013, we continued to integrate Banner into our operations. As part of this integration process, effective on November 1, 2014, our chief operating decision maker (our Chief Executive Officer) began making resource allocation decisions based on separate financial information for three operating and reporting segments: CMO, PDS, and Banner Life Sciences. Our CMO segment will continue to include commercial manufacturing outsourcing services, and our PDS segment will continue to include our pharmaceutical development services. Our Banner Life Sciences segment will include our activities in connection with the development, licensing and commercialization of proprietary prescription, over the counter and nutritional products. Accordingly, our segment reporting structure will change effective in the first quarter of the year ended October 31, 2014 (“fiscal 2014”).
The illustration below sets forth the various stages of the drug development and manufacturing process; shaded processes are services that we provide.
Note: API: Active Pharmaceutical Ingredient
PAI: Pre-Approval Inspection(s)
Commercial Manufacturing
We believe we are the world's second-largest CMO provider with an approximate 5% global market share in 2012 based on calendar year 2012 market size provided by PharmSource and publicly available information. We operate 12 facilities located throughout North America, Europe, and Mexico. We manufacture various sterile dosage forms, as well as solid oral, conventional and specialized dosage forms. Our sterile dosage forms include aseptically (sterile) filled and terminally sterilized liquids and vials, bottles and pre-filled syringes/cartridges and sterile lyophilized (freeze-dried) products in vials. Conventional dosage forms include both coated and uncoated compressed tablets and hard shell gelatin and softgel capsules. Currently, our capacity utilization is higher for our facilities for sterile dosage forms than for conventional oral dosage forms. We further differentiate ourselves by offering specialized capabilities relating to high potency, controlled substance, modified release, and softgel technology products. In fiscal 2013, our CMO segment generated 85.7% of our total revenues.

Set forth below are our various dosage forms and specialized offerings.

•	Solid

•	Conventional

•	Immediate Release Tablets

•	Powder-Filled Capsules

•	Powders/Granules/Coated Beads

•	Specialized

•	Multi Layer Tablets

•	Fast Dispersible Tablets

•	Controlled-Release Tablets

•	Liquid-Filled Capsules

•	Softgel Capsules

•	Twist-Off Softgels

•	EnteriCare® Enteric Softgels

•	LiquiSoft™ Chewable Liquid-Filled Softgels

•	Versatrol™ Controlled-Release Softgels

•	Solvatrol™ Enhanced Solubility Softgels

•	Soflet® Gelcaps

•	Chewels® Chewable Gels

•	EcoCaps™ Non-Animal Softgels

•	Sterile

•	Liquid Small Volume Parenteral (SVP)

•	Liquid Large Volume Parenteral (LVP)

•	Lyophilized Vial

•	Prefilled Syringes

•	Cartridges

•	Highly Regulated Products

•	Controlled Substances

•	High Potency

•	Unique Solutions

•	Patheon Certified Consultants

•	SoluPath®

•	Quick-to-Clinic™

In fiscal 2013, we had a diverse CMO customer base with large, mid-size, generic and emerging pharmaceutical companies comprising 41%, 21%, 15%, and 8% of our fiscal 2013 CMO revenues, respectively, with the remainder being derived from our early stage and other pharmaceutical customers. In fiscal 2013, our top 20 customers in our CMO segment accounted for approximately 65% of our total CMO revenues.
Pharmaceutical Development Services
We believe we are the world's largest PDS provider with an approximate 9% global market share in 2012 based on calendar year 2012 market size provided by PharmSource and publicly available information, offering a broad range of development services across approximately 40 different dosage forms. We operate seven development centers located throughout North America and Europe. Our PDS offerings support customers across various stages of the drug development process, including (i) early development; (ii) pre-formulation, formulation and development of dosage forms; (iii) manufacturing of development stage products during the regulatory drug approval process, including manufacturing of pilot batches; (iv) scale-up and technology transfer services designed to validate commercial-scale drug manufacturing processes; and (v) development of analytical methods and delivery of analytical services. In fiscal 2013, our PDS offerings were provided to a diverse customer base with emerging, mid-size, and large pharmaceutical companies comprising 43%, 32%

and 23% of our fiscal 2013 PDS revenues, respectively, with the remaining being derived from our generic and other customers.
During fiscal 2013, we worked on approximately 445 projects for our customers, including 14 drug candidates at the new drug application ("NDA") stage. Among the projects we worked on during fiscal 2013, 192 projects were at Phase I, 77 projects were at Phase II, 126 projects were at Phase III, and 36 projects were at the pre-clinical or post-approval stage. During fiscal 2013, we developed 5 products for customers that received new market approval. Since the beginning of fiscal 2001, our PDS business has developed, on behalf of our customers, 43 new molecular entities ("NME") that have been approved for marketing by regulatory authorities, as well as numerous new formulations of existing NMEs. Any patent and drug approvals that we obtain, or help to obtain, belong to our customers, and we do not receive royalties or earn revenues from products or NMEs that we develop, or help to develop, other than for the development services we provide. Our development group, comprised of approximately 450 scientists and technicians, including approximately 50 holding doctoral degrees, and another 131 holding Master's in Science degrees having extensive development experience across a wide variety of pharmaceutical dosage forms. Our PDS business serves as a pipeline for future commercial manufacturing opportunities. Since most of these products are at the beginning of their patent life, these products typically present long-term manufacturing opportunities. During fiscal 2013, we were awarded CMO contracts for 12 new products that had been developed by our PDS business. In fiscal 2013, our PDS segment generated 14.3% of our total revenues.

Performance Enhancement Initiatives
We are committed to providing quality products and services to our customers.

Our corporate strategy includes accelerating and revising the Patheon Advantage™ program, which combines "lean" manufacturing practices with "six sigma" manufacturing to streamline operations, remove production bottlenecks, increase capacity utilization and improve performance throughout the network; assessing strategic options for the Swindon commercial operation; continuing the evolution of our existing commercial sites into centers of excellence focusing on specific technologies or production types; and focusing improvements in other areas of the business including working capital, pricing, and selling, general and administrative costs.

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
Customers
In fiscal 2013, we provided services to approximately 533 customers throughout the world, including 19 of the world's 20 largest pharmaceutical companies, eight of the world's 10 largest biotechnology companies and eight of the world's 10 largest specialty pharmaceutical companies. We are also currently developing on behalf of our customers 12 of the 100 top development stage drugs in the world, based on potential revenues for the products reported by EvaluatePharma®. In fiscal 2013, our top 20 customers accounted for approximately 65% of our revenues.
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
Sales and Marketing
Our global sales and marketing group is responsible for generating new business for our CMO and PDS businesses. Each of our territory-based sales teams is responsible for identifying new customers and generating sales from these customers within its territory. Our Americas territory-based sales team is comprised of 18 members and covers the United States, Canada, and Mexico. We also have a territory-based sales team covering Europe and Japan, which is comprised of 14 members. Each sales team seeks to generate sales in both our CMO and PDS segments across our entire network. Determination of which site, or sites, will perform specific services is dictated by the nature of the customer's product, our capabilities and customer preferences.
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
Our sales team is supported by global marketing, sales operations and business intelligence groups located at our U.S. headquarters in Durham, North Carolina, and regional support resources in Europe and Japan.
Supply Arrangements
For our commercial manufacturing operations, we are required to source various active pharmaceutical ingredients ("APIs"), excipients, raw materials and packaging components from third-party suppliers and/or our actual customers. Our customers specify these components, raw materials and packaging materials in line with their product registration files, and in some cases, they specify the actual supplier from whom we must purchase these inputs. In most cases, our customers manage the sourcing and physical delivery of the API to us at no cost. For our own products, we specify the sources of supply and endeavor to maintain redundancy within our supplier base. We generally source and procure all other input materials from established local, regional, or global suppliers specializing in serving the pharmaceutical or nutritional sectors. With the exception of certain patented APIs and excipients, most inputs are available from multiple sources.
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
Employees
As of December 31, 2013, we had approximately 5,900 employees. National works councils and / or collective bargaining agreements are in place at all of our facilities in the United Kingdom, France, Italy, Mexico and The Netherlands, consistent with local labor laws. There is no union representation at any of our North American sites. Our management believes that we generally have a good relationship with our employees around the world and the works councils that represent a portion of our European employee base.
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
We have acquired and developed and continue to acquire and develop knowledge and expertise ("know-how") and trade secrets in the provision of services in both our PDS and CMO businesses, including patents, trade mark, know how and trade secrets related to proprietary soft-gel technologies. Our know-how and trade secrets may not be patentable, but they are valuable in that they enhance our ability to provide high-quality services to our customers.

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
Regulatory Matters
We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers' products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, labeling and distribution, import and export, and product registration and listing. As a result, most of our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions, such as the European Medicines Agency of the European Union ("EMA"), the National Health Surveillance Agency in Brazil ("Anvisa"), and/or Federal Commission for Protection against Sanitary Risks of the Mexican health authority ("COFEPRIS"), depending on the countries in which our customers market and sell the products we manufacture and/or package on their behalf. We are also required to comply with environmental, health and safety laws and regulations, as discussed in "Environmental Matters" below. These regulatory requirements impact many aspects of our operations, including manufacturing, developing, labeling, packaging, storage, distribution, import and export and record keeping related to customers' products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve (i) facilities for testing or manufacturing products or (ii) products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

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
Audits are an important means by which prospective and existing customers gain confidence that our operations are conducted in accordance with applicable regulatory requirements. In fiscal 2013, our facilities and development centers were audited by 216 separate customer audit teams, representing both prospective and existing customers. These audits contribute to our ongoing improvement of our manufacturing and development practices. In addition to customer audits, we, like all commercial drug manufacturers, are subject to audits by various regulatory authorities. In fiscal 2013, regulatory authorities conducted 36 such audits, which involved multiple products, at our sites in North America, Europe, and Mexico. Responses to audit observations were submitted to address observations noted. It is not unusual for regulatory agencies or customers to request further clarification and/or follow-up on the responses we provide.

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
Research and Development
Our proprietary research and development efforts relate to the introduction of new products, improving the performance of existing products and developing new dosage forms for existing products. Approximately 50 people are employed in our research activities. During fiscal 2013, we incurred research and development expenses of approximately $10.9 million for company sponsored research and development activities associated with Banner. We undertake a number of long-term exploratory and fundamental research programs in SoftGel technologies as well as research programs directed toward other drug delivery platforms. Our research and development model is designed to increase productivity and improve the probability of success by prioritizing our research and development resources on proprietary innovative technologies in the area of prescription, monographed, OTC, and nutritional product development for all market.
Internal research is supplemented with an external alliance strategy focused on the entire spectrum of collaborations from early research, to drug life cycle management. Our research and development department takes ideas and innovation through the new product development process to create commercial opportunities. For example, one of the products we have developed through our proprietary efforts, Omega-3, we have also commercialized into an FDA approved prescription drug available in the marketplace.
We are currently developing new products that address the need for lowering cholesterol and triglycerides, and are utilizing proprietary technologies to develop abuse deterrent drugs, improve existing drugs bioavailability, improve product stability, and introduce new forms of dosages such as pediatrics.
We offer capabilities such as lab scale development, large scale manufacturing and supporting clinical trials programs at different phases.
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
The services we offer are highly exacting and complex, due in part to strict regulatory requirements. Moreover, it is possible that the integration of our acquisitions could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies. A failure of our quality control systems in our new and existing business units and facilities could cause problems to arise in connection with facility operations or during preparation or provision of products, in both cases, for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or environmental factors. Such problems could affect production of a particular batch or series of batches, requiring the destruction of products, or could halt facility production altogether. In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost APIs, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.
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
We are an international company incorporated and listed in Canada with facilities and offices in 8 countries. Although we have had significant international operations for a number of years, the Banner Acquisition has increased our geographic presence in Latin America, including significant manufacturing operations in Mexico with exports to 14 countries in Central America, the Caribbean and South America. In fiscal 2013, approximately 40% of our revenues were attributable to customers outside the United States and Canada. Our operations outside the United States and Canada could be substantially affected by foreign economic, political and regulatory risks. These risks include:

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

In addition to the foregoing, in July 2010, Sobel USA Inc.'s Mexican subsidiary submitted a voluntary disclosure regarding potential violations of Cuban Asset Control Regulations to OFAC. The subject transactions involved shipments to Cuba of Mexican-origin medicine and agricultural products by this subsidiary. Sobel USA Inc. and its Mexican subsidiary obtained a letter of no enforcement by OFAC and were granted a license by OFAC to engage in transactions with Cuba through January 31, 2015. Although OFAC granted Sobel USA Inc.'s Mexican subsidiary a license to engage in these transactions, our inability to renew this license or the imposition of more restrictive regulations resulting from geopolitical tensions with Cuba may impede our ability to conduct business in Cuba in the future. If any of these economic or political risks materialize and we have failed to anticipate and effectively manage them, we may experience adverse effects on our business and results of operations. If we do not remain in compliance with current regulatory requirements or fail to comply with future regulatory requirements, then such non-compliance may subject us to liability and have a material adverse effect on our business and results of operations.
Fluctuations in exchange rates could have a material adverse effect on our results of operations and financial performance.
Our most significant transaction exposures arise in our Canadian operations. In addition, approximately 90% of the revenues of the Canadian operations and approximately 10% of its operating expenses are transacted in U.S. dollars. As a result, we may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on our current U.S. denominated net inflows, as of October 31, 2013, fluctuations of +/-10% would, everything else being equal, have an annual effect on loss from continuing operations before taxes of approximately +/- $18.5 million, prior to hedging activities.
The objective of our foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of our earnings. To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of October 31, 2013, we had entered into foreign exchange forward contracts and collars to cover approximately 80% of our expected Canadian-U.S. dollar cash flow exposures for fiscal 2014.
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
From time to time, we enter into interest rate swaps and foreign exchange forward contracts and collars to limit our exposure to changes in variable interest rates and foreign exchange rates. Such instruments may result in economic losses if exchange rates decline to a point lower than our fixed rate commitments. When we enter into such swaps and contracts, we are exposed to credit-related losses, which could impact our results of operations and financial condition in the event of non-

performance by the counterparties to such instruments. For more information about our foreign currency risks, please see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Because a significant portion of our revenues comes from a limited number of customers, any decrease in sales to these customers could harm our business, results of operations and financial condition.
In fiscal 2013, our top 20 customers in our CMO segment accounted for approximately 65% of our CMO revenues. This customer concentration increases credit risk and other risks associated with particular customers and particular products, including risks related to market demand for customer products and regulatory and other operating risks. Disruptions in the production of major products could damage our customer relationships and adversely impact our results of operations in the future. Revenues from customers that have accounted for significant sales in the past, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers may have a material adverse effect on our business, results of operations and financial condition.
We operate in highly competitive markets, and continue to expand into new markets and competition may adversely affect our business.
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
Even if we were to succeed in creating enhanced or new services, those services may not produce revenues in excess of the costs of development and capital investment and may be quickly rendered obsolete by changing customer preferences or by technologies or features offered by our competitors. In addition, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty over third-party reimbursement. Moreover, our acquisitions could compound the challenges of integrating complementary products, services and technologies and developing and offering new services.
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
We are dependent upon the continued support and involvement of our key management, scientific and technical personnel, the majority of whom have employment agreements with us that impose non-competition and non-solicitation restrictions following cessation of employment. Because our ability to manage our business activities and, hence, our success depend in large part on the collective efforts of such personnel, our inability to continue to attract and retain such personnel could have a material adverse effect on our business. Moreover, retaining key personnel associated with our acquisitions who will be instrumental in integrating our businesses will be important to our ability to successfully achieve our business objectives.
Certain of our pension plans are underfunded, and additional cash contributions may be required, which may reduce the cash available for our business.
Certain of our employees in Canada, France and the United Kingdom are participants in defined benefit pension plans that we sponsor. In addition, Banner employees in the Netherlands and Mexico are also covered by a defined benefit pension plan. As of October 31, 2013, the unfunded pension liability on our pension plans was approximately $16.9 million in the aggregate. The amount of future contributions to our defined benefit plans will depend upon asset returns and a number of other factors and, as a result, the amounts we will be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business.
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

To improve our profitability, we restructured our Canadian manufacturing operations during fiscal 2008. We also are in the process of restructuring our Puerto Rican operations as part of our efforts to eliminate operating losses and develop a long-term plan for our business. As part of our restructuring efforts, we incurred $15.8 million in repositioning expenses in fiscal 2013, of which $6.2 million related to the closure of the Olds, Alberta, Canada facility that was acquired as part of the Banner Acquisition and the shutdown of the Caguas facility with the remainder related to the plan of termination associated with the Swindon facility. We expect to adopt additional restructuring plans in order to improve our operational efficiency.
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
We may also seek to sell some of our assets in connection with the divestiture of a non-strategic business or as part of internal restructuring efforts. In February 2013, we sold the Caguas, Puerto Rico facility and as discussed above, the Olds, Alberta, Canada facility was closed and subsequently sold on November 1, 2013. In May 2012, we announced that over the following 24 to 36 months, we would be adjusting the scale and scope of business conducted at our Swindon, U.K., facility, including winding down or transferring non-cephalosporin commercial production to other facilities and, as possible an commercially appropriate, directing pharmaceutical development services projects that require commercialization activities to other facilities within our network. In connection with this action, we recorded an impairment charge of $57.9 million in fiscal 2012. In addition, in fiscal 2013, we recorded an $11.8 million in impairment charge relating to the closure of Olds, Alberta, Canada facility. To the extent that we are not successful in completing such divestitures or restructuring efforts, we may have to expend substantial amounts of cash, incur debt and continue to absorb loss-making or under-performing divisions. Any divestitures that we are unable to complete may involve a number of risks, including diversion of management's attention, a negative impact on our customer relationships, costs associated with retaining the targeted divestiture, closing and disposing of the impacted business or transferring business to other facilities. Furthermore, our ability to initiate and complete such transactions may be hindered by our Investor Agreement, as amended (the "Investor Agreement"), with JLL Patheon Holdings. For example, under the terms of the Investor Agreement, we need majority independent director approval to engage in certain types of transactions.
We may in the future engage in acquisitions and joint ventures. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks.
Our future success may depend on our ability to acquire other businesses or technologies or enter into joint ventures that could complement, enhance or expand our current business or offerings and services or that might otherwise offer us growth opportunities. We may face competition from other companies in pursuing acquisitions and joint ventures. Our ability to enter into such transactions may also be limited by applicable antitrust laws and other regulations in the United States, Canada and foreign jurisdictions in which we do business. We may not be able to complete such transactions for reasons including, but not limited to, a failure to secure financing. Any future acquisitions we undertake may be financed through cash provided by operating activities, borrowings under our Credit Facility (as defined below) and/or other debt or equity financing, including takedowns on our shelf registration statement, which the SEC declared effective on October 17, 2012. All of these could reduce our cash available for other purposes or, in the case of an offering of restricted voting shares or other equity under our shelf registration statement, substantially dilute your investment in us. For example, we incurred additional indebtedness to fund the Banner Acquisition, and this additional debt consumed a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies.
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

As of October 31, 2013, JLL owned an aggregate of 78,524,986 restricted voting shares, representing approximately 56% of our total restricted voting shares outstanding. JLL Patheon Holdings also owns an aggregate of 150,000 special voting Class I, Preferred Shares, Series D, pursuant to which it is entitled to elect up to three of our directors based on the number of restricted voting shares that it holds.
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
In addition, to provide flexibility with respect to any future capital raising alternatives, we filed a universal shelf registration statement with the SEC in October 2012 to register various securities, including restricted voting shares, warrants, subscription rights, subscription receipts and units. The securities under this registration statement may be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms to be determined at the time of any offering, up to a total dollar amount of $100.0 million, including $30.0 million under the rights offering we completed on December 31, 2012 (the "Rights Offering"). To the extent that we raise additional capital by issuing equity securities under our shelf registration statement, our shareholders may experience dilution. Any dilution or potential dilution may cause our shareholders to sell their shares, which would contribute to a downward movement in the trading price of our restricted voting shares.
Our stock price has been affected by the announcement on November 19, 2013 of the proposed Arrangement involving JLL. Please see "Note 20-Subsequent Events" to our consolidated financial statements included in this Form 10-K for more information regarding the proposed Arrangement.
Our shareholders might have difficulty enforcing U.S. judgments against us, enforcing U.S. judgments in a Canadian court or bringing an original action in Canada to enforce liabilities based upon U.S. federal securities laws.
We are a corporation organized under the Canada Business Corporations Act, and some of our directors reside principally outside of the United States. As a result, it may not be possible for our shareholders to enforce judgments obtained in U.S. courts against us or them within the United States because a substantial portion of our assets and the assets of these persons are located outside the United States. In addition, a Canadian court may not agree to recognize and enforce a judgment of a U.S. court. Accordingly, even if a shareholder obtains a favorable judgment in a U.S. court, he, she or it may be required to re-litigate the claim in other jurisdictions. In addition, it is possible that a Canadian court would not take jurisdiction over a matter involving a claim based on foreign laws, such as the federal securities laws of the United States.

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

Risks Related to Regulatory and Legal Matters
Failure to comply with existing and future regulatory requirements could adversely affect our business, results of operations and financial condition.
Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers' products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, labeling and distribution, import and export, and product registration and listing, among other things. As a result, most of our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions such as the EMEA and/or the NHSA, depending on the countries in which our customers market and sell the products we manufacture and/or package on their behalf. As we expand our operations and geographic scope, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations
These regulatory requirements impact many aspects of our operations, including manufacturing, developing, labeling, packaging, storage, distribution, import and export and record keeping related to customers' products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve (i) facilities for testing or manufacturing products or (ii) products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

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
Our operations are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material that is included in our offerings and the disposal of our offerings at the end of their useful life. These laws and regulations have increasingly become more stringent, and we may incur additional expenses to ensure compliance with existing or new requirements in the future. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of our operations. We also could incur monetary fines, civil or criminal sanctions, third-party claims or cleanup or other costs as a result of violations of or liabilities under such requirements. Although we maintain insurance coverage for environmental liabilities in the aggregate amount of $15 million, the costs of environmental remediation and other liabilities may exceed the amount of such coverage or may not be covered by such insurance. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes.
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
Historically, we have sought to manage this risk through the combination of product liability insurance and contractual indemnities and liability limitations in our agreements with customers and vendors. We currently maintain insurance coverage for product and other liability claims in the aggregate amount of $125.0 million. If our existing liability insurance is inadequate or we are not able to maintain such insurance, there may be claims asserted against us that are not covered by such insurance. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and financial condition.
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

Risks Related to Our Debt
Our substantial level of indebtedness could adversely affect our financial health.

As of October 31, 2013, our total interest-bearing debt was $621.2 million, including outstanding borrowings of $43.7 million under our $85.0 million secured revolving credit facility (the "Secured Revolving Facility") and outstanding borrowings of $569.3 million under our $575.0 million secured term loan (the "Secured Term Loan," and together with the Secured Revolving Facility, the "Credit Facility"), as well as $8.2 million in Italian subsidized and bank loans.

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

Risks Related to the Arrangement

The Arrangement may not close and may distract our management team in an effort to consummate the Arrangement.
The completion of the Arrangement is subject to a number of conditions precedent, certain of which are outside our control, including the receipt of certain regulatory approvals, shareholder approvals and a limited number of our shareholders exercising statutory dissent rights. In the event that the Arrangement is not consummated for any reason, we may suffer reputational damage which could adversely affect the price of our restricted voting shares. In addition, the market price of our restricted voting shares may reflect various market assumptions as to whether the Arrangement will occur. Consequently, the failure to complete the Arrangement could result in a significant change in the market price of our restricted voting shares.
We have also incurred significant fees in connection with the Arrangement and may, under certain circumstances, be required to pay a termination fee to the purchaser under the Arrangement Agreement, which amounts would be material expenses for us if the Arrangement is not consummated and may negatively impact our results of operations and the price of our restricted voting shares. For more information on the Arrangement, the conditions to the consummation of the Arrangement and the potential fees and expenses incurred in connection with the Arrangement, readers are encouraged to review the definitive proxy statement prepared in connection with the special meeting of holders of our restricted voting shares to be held to approve the transaction (the “Special Meeting”) in its entirety which will be available on www.sec.gov and on www.sedar.com once final clearance is obtained from the SEC with respect to such document.
Our management also has expended, and will continue to expend, significant time and resources in an effort to consummate the Arrangement. These activities divert management’s time and attention from our core operations and may negatively impact our business.

The Arrangement Agreement contains terms that limit our flexibility in operating our business.
Pursuant to the Arrangement Agreement, we have agreed to certain interim operating covenants intended to ensure that we carry on our business in the ordinary course of business consistent with past practice, except as required or expressly authorized by the Arrangement Agreement. These operating covenants cover a broad range of activities and business practices. Consequently, it is possible that a business opportunity will arise that is out of the ordinary course or is not consistent with past practices or is otherwise subject to consent of the purchaser under the Arrangement Agreement under certain specified interim operating covenants, and that we will not be able to pursue or undertake the opportunity due to our covenants in the Arrangement Agreement

Uncertainty surrounding the Arrangement could adversely affect our retention of customers, suppliers and personnel and could negatively impact our business and operations.
Because the Arrangement is dependent upon satisfaction of certain conditions, its completion is subject to uncertainty. In response to this uncertainty, our customers and suppliers may delay or defer decisions about us. Any delay or deferral of those decisions by customers and suppliers could have an adverse effect on our business and operations, regardless of whether the

Arrangement is ultimately completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with us until our future strategies are announced and executed. This may adversely affect our ability to attract and retain key management in the period until the Arrangement is completed.

Fees, costs and expenses of the Arrangement may not be recoverable by us.
If the Arrangement is not completed, the fees, costs and expenses that we have incurred in connection with the Arrangement will likely have been wasted. Such fees, costs and expenses include, without limitation, legal fees, financial advisor fees, proxy solicitation fees, and printing and mailing costs, which, pursuant to the Arrangement Agreement, will be payable whether or not the Arrangement is completed and are anticipated to be approximately $6.3 million.

We are permitted to terminate the Arrangement Agreement in certain circumstances, including to allow us to accept a superior proposal subject to fulfilling certain conditions. Those conditions include the payment to the purchaser under the Arrangement Agreement of a termination fee of $23.64 million under certain circumstances. In addition, if the Arrangement Agreement is terminated by either party due to the failure of our shareholders to pass the resolution related to the Arrangement at the Special Meeting, other than as a result of a breach by the purchaser under the Arrangement Agreement, then we will pay to the purchaser under the Arrangement Agreement an expense reimbursement fee equal to the amount of all out-of-pocket fees and expenses incurred by the purchaser under the Arrangement Agreement in connection with the transactions contemplated by the Arrangement Agreement up to a maximum of $13.0 million provided that in no event will we be required to pay any aggregate amount greater than $23.643 million.

There may not be another attractive take-over, merger or business combination.

If the Arrangement is not completed, we may be unable to find a party willing to pay an equivalent or more attractive price than the price to be paid by the purchaser under the Arrangement or willing to proceed at all with a similar transaction or any alternative transaction.

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.         Properties.
We have a network of twelve manufacturing facilities, and seven development centers located in North America and Europe. The following table provides additional information about our principal manufacturing facilities and development centers:

Facility sites	Country	Segment	Square Feet	Owned/Leased
Mississauga	Canada	CMO/PDS	285,570	Owned
Whitby	Canada	CMO/PDS	233,664	Owned
Cincinnati	United States	CMO/PDS	495,700	Owned
Manatí	Puerto Rico	CMO	546,872	Owned
Ferentino	Italy	CMO/PDS	290,473	Owned
Monza	Italy	CMO	463,229	Owned
Milton Park(1)	United Kingdom	PDS	13,500	Leased
Swindon	United Kingdom	CMO/PDS	355,511	Owned
Bourgoin-Jallieu	France	CMO/PDS	355,228	Owned
High Point	United States	CMO	243,000	Owned
Tilburg	The Netherlands	CMO	97,000	Owned
Mexico City	Mexico	CMO	27,000	Owned
 _________________________

(1)
Our Milton Park facility is subject to a lease from Lansdown Estates Group Limited until 2020, with an annual minimum rent of $215,941, based on an average foreign exchange rate of British pound sterling to USD for fiscal 2013 of 1.5611.

We also lease facilities in Research Triangle Park, North Carolina (U.S. headquarters), Burlington, Ontario, Canada (Raw Material QC Lab), Tokyo, Japan (sales office), High Point, North Carolina (warehouse space), Caguas, Puerto Rico (manufacturing facility which the company expects to exit by the end of January, 2014), and Mexico City, Mexico (warehouse space and administrative office). Certain of these facilities are pledged as collateral for our Secured Term Loan and our Secured Revolving Facility. See "Item 7. Management's Discussion and Analysis-Liquidity and Capital Resources-Financing Arrangements." We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

Item 3.          Legal Proceedings

On December 10, 2012, Procaps S.A. (“Procaps”) filed a complaint against us in the United States District Court for the Southern District of Florida (Case No. 12-cv-24356-DLG). The complaint involves our collaboration agreement with Procaps, pursuant to which both companies agreed to work together with respect to the marketing of a line of certain prescription pharmaceutical soft-gel development and manufacturing services. Procaps alleges that our acquisition of Banner, a business that historically has generated less than 10% of its revenues from softgel services for prescription pharmaceuticals, transformed the collaboration agreement into an anticompetitive restraint of trade and an agreement between direct competitors to set prices, divide markets and/or allocate geographic territories. Procaps seeks (i) a declaratory judgment that the collaboration agreement must cease and/or terminate; (ii) an injunction requiring that we divest all of Banner's soft-gel manufacturing capabilities; and (iii) monetary damages under federal and state antitrust and unfair competition laws, including treble damages for violations of the Sherman Act. We subsequently answered Procaps' complaint and filed our affirmative defenses to the complaint. On May 15, 2013, Procaps served its supplemental initial disclosures pleading damages and submitted its expert’s damages report on November 15, 2013. The parties are currently conducting discovery and trial is scheduled to commence in June 2014.

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

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

Market Information
Our restricted voting shares are traded on the TSX under the trading symbol "PTI." There is no established public trading market for our shares in the United States. The following table sets forth the reported high and low trading prices (in Canadian dollars) of our restricted voting shares on the TSX for the following periods:
Toronto Stock Exchange
(Canadian $s)

	High	Low
Fiscal year ending October 31, 2013:
Quarter ended January 31, 2013	4.00	3.12
Quarter ended April 30, 2012	4.48	3.00
Quarter ended July 31, 2013	6.36	4.38
Quarter ended October 31, 2013	6.80	5.16
Fiscal year ending October 31, 2012:
Quarter ended January 31, 2012	1.42	1.08
Quarter ended April 30, 2012	2.30	1.30
Quarter ended July 31, 2012	2.98	1.75
Quarter ended October 31, 2012	3.90	2.41
Holders
As of January 8, 2014, there were approximately 523 holders of record of our restricted voting shares. This number does not include beneficial owners for whom shares are held by nominees in street name.
Dividends
We did not pay dividends on our restricted voting shares during fiscal 2013, fiscal 2012 or our fiscal year ended October 31, 2011 ("fiscal 2011").
Our debt agreements include covenants that limit our ability to pay dividends. See "Note 8—Long-Term Debt" to our consolidated financial statements included in this Form 10-K. The Investor Agreement also prevents us from declaring or paying any dividends without the approval of JLL Patheon Holdings for so long as JLL Patheon Holdings holds at least 13,306,488 restricted voting shares. We are also restricted under the Arrangement Agreement from setting aside or paying any dividend without the consent of the purchaser under the Arrangement Agreement. If we pay any such dividend, the consideration payable to our shareholders on consummation of the Arrangement will be reduced in accordance with the terms of the Arrangement Agreement.

Exchange Controls
There is no law or governmental decree or regulation in Canada that restricts the export or import of capital or affects the remittance of dividends, interest or other payments to non-resident holders of our restricted voting shares, other than withholding tax requirements. See "Certain Canadian Federal Income Tax Considerations" below.
There is no limitation imposed by Canadian law or by our articles of amalgamation on the right of a non-resident to hold or vote restricted voting shares other than the Canadian Business Corporation Act, which permits our shareholders, by special resolution, to amend our articles of amalgamation to constrain the issue or transfer of any class or series of our securities to persons who are not residents of Canada in certain limited circumstances.  However, the Investment Canada Act requires notification and, in certain cases, pre-closing review and approval by the Government of Canada of the acquisition through share purchase (among other means) by a "non-Canadian" of "control" of a "Canadian business," all as defined in the Investment Canada Act. Generally, the monetary threshold for review will be higher where the target or the seller is controlled by nationals of members of the World Trade Organization or North American Free Trade Agreement.

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
This summary is based on the current provisions of the Canada-U.S. Tax Treaty and the Tax Act, the regulations thereunder (the "Regulations") and the current published administrative policies and assessing practices of the Canada Revenue Agency (the "CRA") made publicly available prior to the date of this annual report on Form 10-K.
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
Currency Conversion

For purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of our restricted voting shares must be expressed in Canadian dollars (including adjusted cost base and proceeds of disposition). For purposes of the Tax Act, amounts denominated in a foreign currency generally must be converted into Canadian dollars using the rate of exchange quoted by the Bank of Canada at noon on the date such amounts arose, or such other rate of exchange as is acceptable to the CRA.

Disposition of Restricted Voting Shares
Generally, a  U.S. Resident Holder will not be subject to tax under the Tax Act in respect of any capital gain realized on the disposition of restricted voting shares unless such restricted voting shares constitute, or are deemed to constitute, “taxable Canadian property” (as defined in the Tax Act) of the U.S. Resident Holder and the capital gain is not exempt from tax pursuant to the Canada-U.S. Tax Treaty.
Provided that our restricted voting shares are listed on a “designated stock exchange” for the purposes of the Tax Act (which includes the TSX) at the time of disposition, the restricted voting shares will not constitute taxable Canadian property to a  U.S. Resident Holder unless at any time during the 60-month period immediately preceding the disposition the following two conditions have been met concurrently: (i) 25% or more of the issued shares of any class or series of the capital shares of Patheon were owned by: (a) the U.S. Resident Holder, (b) persons with whom the  U.S. Resident Holder did not deal at arm’s length, (c) partnerships in which the U.S. Resident Holder or a person with whom the U.S. Resident Holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, or (d) the U.S. Resident Holder together with any such persons or partnerships described in (b) and (c); and (ii) more than 50% of the fair market value of the shares of Patheon was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act) or an option, an interest or right in such property, whether or not such property exists. Shares may be deemed to be taxable Canadian property for purposes of the Tax Act if such shares were acquired in certain types of tax deferred exchanges in consideration for property that was itself taxable Canadian property.
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

Item 6.          Selected Financial Data.
The selected financial data set forth below as of and for the years ended October 31, 2013, 2012, 2011, 2010 and 2009 were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), were derived from our consolidated financial statements, and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included in this annual report on Form 10-K.

	Years ended October 31,
	2009(1)	2010(2)	2011(3)	2012(4)	2013(5)
	(Dollar information in millions of USD, except per share information)
	$	$	$	$	$
Statement of (loss) income data:
Revenues	655.1	671.2	700.0	749.1	1,023.1
Income (loss) from continuing operations	1.1	(2.9)	(15.8)	(106.4)	(35.7)
Adjusted EBITDA	75.0	83.2	78.9	87.4	146.2
Basic income (loss) per share from continuing operations	0.01	(0.02)	(0.12)	(0.82)	(0.26)
Diluted income (loss) per share from continuing operations	0.01	(0.02)	(0.12)	(0.82)	(0.26)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands) (6)	101,435	129,639	129,639	129,639	140,072
Balance sheet data (at period end):
Total assets	794.2	813.2	824.6	742.9	1,077.8
Long-term debt	223.5	281.1	280.1	310.7	599.2
Deferred revenues	41.7	45.9	36.5	42.8	35.1
Other long-term liabilities	49.5	45.1	53.7	47.8	41.8
Total shareholders' equity	244.6	249.1	237.7	124.3	126.4
 ____________________________

(1)
Income from continuing operations included $2.1 million in repositioning expenses and $8.0 million in costs associated with the special committee of independent directors that we formed during fiscal 2009 (the "Special Committee") and JLL Patheon Holdings' December 8, 2009 unsolicited offer to acquire any or all of our outstanding restricted voting shares that it did not already own at a price of $2.00 per share in cash.

(2)
Loss from continuing operations included $6.8 million in repositioning expenses, $12.2 million in refinancing costs, $3.6 million in non-cash impairment charges, a non-cash tax benefit of $21.0 from the release of the valuation allowance on net deferred tax assets in our Canadian operations and $3.0 million in costs associated with the Special Committee and the JLL Offer. The long-term debt increased from fiscal 2009 due to the issuance of the Notes for an aggregate principal amount of $280.0 million, the proceeds from which were used to repay all of the outstanding indebtedness under our then-existing senior secured term loan and our $75.0 million asset-based revolving credit facility ("ABL"), to repay certain other indebtedness and to pay related fees and expenses. We used the remaining proceeds for general corporate purposes.

(3)
Loss from continuing operations included $12.8 million in consulting and professional fees primarily related to our strategic initiatives and our SEC registration and $7.0 million in repositioning expenses, partially offset by proceeds from an insurance settlement of $4.9 million.

(4)
Loss from continuing operations included $57.9 in asset impairments related to our Swindon facility, the recording of a valuation allowance against our Canadian deferred tax assets of $36.6 million, $13.3 million in consulting and professional fees primarily related to our strategic initiatives, $6.1 million in repositioning expenses and $3.2 million in acquisition-related costs.

(5)
Loss from continuing operations included $29.2 million in refinancing expenses, $15.8 million in repositioning expenses, $13.1 million in asset impairments, of which $10.8 million related to the Banner Canada facility in Olds, Alberta and $1.3 million related to impairment of certain of Banner's in-process research and development ("IP R&D") assets, and $13.1 million in acquisition- related costs relating to Banner and costs associated with the proposed transaction contemplated by the Arrangement Agreement. On December 14, 2012, we completed the refinancing of our existing debt (the "Refinancing"), pursuant to which we entered into a credit agreement (the "Credit Agreement")

governing the Credit Facility. We refer to these transactions as the "Refinancing". The Company terminated all commitments and repaid all amounts owed under its ABL and $280.0 million of its senior secured notes (the "Notes").

(6)
On December 31, 2012, we completed our $30 million Rights Offering, pursuant to which each holder of record of our restricted voting shares as of November 27, 2012 received one transferable subscription right for each restricted voting share held by such share as of the record date, with every 13.75 rights entitling the holder thereof to subscribe for one whole restricted voting share at a price of, at such holder's choice, either US$3.19 per whole share or CAD$3.19 per whole share. The Rights Offering contained a subscription price that was less than the fair value of our restricted voting shares on the last day the rights could be exercised, which created a bonus element similar to a stock dividend. Because of this bonus element, we adjusted both the weighted-average basic and diluted shares outstanding immediately prior to the completion of the Rights Offering by multiplying those weighted-average shares by an adjustment factor that represented the fair value per restricted voting share immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering divided by the theoretical ex-rights fair value per restricted voting share immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering. The impact of this offering resulted in an additional 471,283 shares being added to the prior period earnings (loss) per share calculations.

We evaluate the performance of our segments based on segment Adjusted EBITDA. Commencing with the first quarter of fiscal 2013, we revised our calculation of Adjusted EBITDA to exclude stock-based compensation expense, consulting costs related to our operational initiatives and purchase accounting adjustments. In addition, we recently incurred litigation expenses related to Procaps filing an antitrust complaint against us as a result of the Banner Acquisition. We determined that excluding these items from Adjusted EBITDA better reflected our segments' underlying performance. Based on the revisions to the definition of Adjusted EBITDA, we recasted the presentation of Adjusted EBITDA for fiscal 2011 and 2012 to be consistent with the current period presentation. Our Adjusted EBITDA (as revised) is now income (loss)from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, income taxes, impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, acquisition-related litigation expenses and other income and expenses. "Adjusted EBITDA margin" is Adjusted EBITDA as a percentage of revenues.
Since Adjusted EBITDA is a non-GAAP measure that does not have a standardized meaning, it may not be comparable to similar measures presented by other issuers. In addition, Adjusted EBITDA is not equivalent to “Consolidated EBITDA” as defined in the Credit Agreement (as discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”). Readers are cautioned that Adjusted EBITDA should not be construed as an alternative to income (loss) from continuing operations determined in accordance with U.S. GAAP as an indicator of performance. Adjusted EBITDA is used by management as an internal measure of profitability. We have included Adjusted EBITDA because we believe that this measure is used by certain investors to assess our financial performance before non-cash charges and certain costs that we do not believe are reflective of our underlying business.

A reconciliation of Adjusted EBITDA to income (loss) from continuing operations is set forth below:

	Years ended October 31,
	2009	2010	2011	2012	2013
	(in millions of USD)
	$	$	$	$	$
Income (loss) from continuing operations	1.1	(2.9)	(15.8)	(106.4)	(35.7)
Add (deduct):
Provision for (benefit from) income taxes	12.6	(13.8)	1.1	43.4	(6.6)
(Gain) loss on sale of capital assets	—	0.2	0.2	0.4	(1.3)
Acquisition and integration costs	—	—	—	3.2	20.2
Refinancing expenses	—	12.2	—	—	29.2
Interest expense, net	15.4	19.6	25.6	26.5	47.8
Repositioning expenses	2.1	6.8	7.0	6.1	15.8
Depreciation and amortization	42.4	55.6	53.2	40.8	48.4
Impairment charge	—	3.6	—	57.9	13.1
Operational initiatives related consulting costs			9.0	13.3	2.3
Acquisition-related litigation expenses	—	—	—	—	6.4
Stock-based compensation expense	1.0	2.3	3.5	3.1	3.2
Purchase accounting adjustments	—	—	—	—	5.0
Other	0.4	(0.4)	(4.9)	(0.9)	(1.6)
Adjusted EBITDA	75.0	83.2	78.9	87.4	146.2

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
We have two reportable segments, CMO and PDS. Our CMO business manufactures various sterile dosage forms, as well as solid oral, conventional and specialized dosage forms. Our sterile dosage forms include aseptically (sterile) filled and terminally sterilized liquids and vials, bottles and pre-filled syringes/cartridges and sterile lyophilized (freeze-dried) products in vials. Conventional dosage forms include both coated and uncoated compressed tablets and hard shell gelatin and softgel capsules. We further differentiate ourselves by offering specialized capabilities relating to high potency, controlled substance, modified release, and softgel technology products.
Our PDS business provides a broad range of development services, including a wide variety of solid and sterile dosage forms. Additionally, our PDS business serves as a pipeline for future commercial manufacturing opportunities.

Selected Fiscal 2013 Financial Results
The following is a summary of certain key financial results for fiscal 2013 (a more detailed discussion is contained in "-Results of Operations" below):

•	Revenues for fiscal 2013 increased $274.0 million, or 36.6%, to $1,023.1 million, from $749.1 million for fiscal 2012.

•	Gross profit for fiscal 2013 increased $89.8 million, or 56.4%, to $249.1 million from $159.3 million for fiscal 2012.

•	Loss from continuing operations for fiscal 2013 was $35.7 million, compared to $106.4 million for fiscal 2012.

•	Adjusted EBITDA for fiscal 2013 increased $58.8 million to $146.2 million, from $87.4 million for fiscal 2012.

Strategic Transformation
During fiscal 2013, we continued to advance our strategic transformation plan. The following are certain key activities related to the plan that we undertook in fiscal 2013.

•
We closed our facility in Olds, Alberta, Canada and incurred approximately $4.0 million in severance and retention expenses along with $0.3 million in closing costs. These costs are in addition to the non-cash impairment charge relating to the Olds, Alberta, Canada facility of $11.8 million booked in fiscal 2013. We expect this closure will save approximately $10.0 million in cash expenses on an annual basis.

•
On February 28, 2013, we entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The lease is a month-to-month tenancy, and we currently expect to vacate the facility as of January 31, 2014.

•	On December 31, 2012, we completed the Rights Offering. The Rights Offering was fully subscribed for with gross proceeds totaling approximately $30.0 million.

•
On December 14, 2012, we completed the Banner Acquisition for a net aggregate purchase price of approximately $269.0 million and refinanced our existing debt by entering into the $660.0 million Credit Facility.

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

Arrangement Agreement
On November 18, 2013 we entered into the Arrangement Agreement, under which we would be taken private pursuant to a court-approved plan of arrangement (the "Arrangement") under the Canada Business Corporations Act. Newco is sponsored by an entity controlled by JLL Partners, Inc. and Koninklijke DSM N.V. ("DSM"). JLL currently owns approximately 56% of our restricted voting shares and all of our outstanding Class I, Preferred Shares, Series D.
The Arrangement Agreement contemplates that Newco will acquire, directly or indirectly, all of our restricted voting shares, including those held by JLL, for cash consideration of US$9.32 per share (the "Cash Consideration"). In addition, all of the Class I, Preferred Shares, Series D will be purchased for nominal consideration and cancelled. The Cash Consideration will be paid in U.S. dollars at closing, and is equivalent to approximately CAD$9.72 per share (based on the daily noon exchange rate of the Bank of Canada on November 18, 2013).
As part of the transaction, the limited partners of the JLL-affiliated investment fund that indirectly owns approximately 56% of our restricted voting shares will also receive the same Cash Consideration per restricted voting share as is provided to our minority shareholders. As part of the transaction, the general and limited partners of such investment fund will make indirect investments in Newco of approximately $60 million and $50 million, in aggregate, respectively.

On the closing of the transaction, our business and DSM's existing pharmaceutical products business will be combined. Following completion of the transaction, we will apply to de-list our restricted voting shares from the TSX, and our restricted voting shares will no longer trade publicly.
The transaction has been approved unanimously by our Board of Directors (with interested directors abstaining) following the report and unanimous favorable recommendation of a special committee of independent directors.
The implementation of the Arrangement will be subject to shareholder approval at the Special Meeting, which is expected to be held in calendar 2014. The transaction will constitute a "business combination" for the purposes of Multilateral Instrument 61-101 - Protection of Minority Security Holders in Special Transactions (“MI 61-101”), and the implementation of the Arrangement will be subject to approval by a majority of the votes cast at the Special Meeting by holders of our restricted voting shares present in person or represented by proxy at the Special Meeting, other than those holders of restricted voting shares excluded pursuant to Section 8.1(2) of MI 61-101 (the “Majority-of-the-Minority Vote”), in addition to approval by 66⅔% of all votes cast at the Special Meeting by holders of our restricted voting shares present in person or represented by proxy at the Special Meeting. The transaction is also subject to approval by the Ontario Superior Court of Justice, in addition to regulatory approvals and certain closing conditions customary in transactions of this nature.

Certain affiliates of JLL and all of our directors and executive officers who hold restricted voting shares have entered into voting agreements pursuant to which, among other things, they have agreed to vote, or cause to be voted, the restricted voting shares beneficially owned by them in favor of the Arrangement. As a result, the parties to the voting agreements eligible to vote in the Majority-of-the-Minority Vote own approximately 20.45% of the outstanding restricted voting shares eligible to be counted in the Majority-of-the-Minority Vote. The parties to the voting agreements own approximately 66.08% of all outstanding restricted voting shares.
The transaction will be financed through a combination of committed debt and equity financing, subject to the terms of those commitments. We have received committed debt financing of $1.65 billion. We have also received committed equity financing that includes an aggregate contribution of $489 million from JLL, certain co-investors and management, as well as DSM's contribution of its existing pharmaceutical products business. We have also received from JLL and DSM a limited guarantee of certain obligations of Newco under the transaction.
The Arrangement Agreement provides for, among other things, a non-solicitation covenant on the part of our company (subject to customary fiduciary out provisions). The Arrangement Agreement also provides Newco with a right to match potential third party proposals that we may receive. We are permitted to terminate the Arrangement Agreement in certain circumstances, including to allow us to accept a superior proposal subject to fulfilling certain conditions. Those conditions include the payment to Newco of a termination fee of $23.64 million under certain circumstances.
In addition, we are entitled to a termination fee from Newco in certain circumstances. Such termination fee is either $49.26 million or $24.63 million, depending on the circumstances of termination.

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
In connection with the closing of the Banner Acquisition, we entered into the Credit Facility, which is comprised of (i) the Secured Term Loan of $575.0 million and (ii) the Secured Revolving Facility of up to $85.0 million. Up to $30.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loan matures on December 14, 2018, and the Secured Revolving Facility matures on December 14, 2017. We used the Credit Facility to finance the Banner Acquisition, repurchase the Notes, repay all borrowings outstanding under our then-existing ABL, and pay fees and expenses associated with the transactions. Going forward, the Secured Revolving Facility will be available for general corporate purposes.
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

As part of the Rights Offering, we mailed to our shareholders of record as of November 27, 2012 offering materials related to a $30.0 million offering of transferable subscription rights, with every 13.75 rights entitling the holder thereof to subscribe for one whole restricted voting share at a price of, at such holder's choice, either US$3.19 per whole share or CAD$3.19 per whole share. Pursuant to JLL Partners Fund V, L.P.'s ("JLL Partners Fund V"), a related party, commitment letter to provide $30.0 million of equity (less amounts invested by other shareholders) to us dated October 28, 2012, JLL Partners Fund V caused one of its affiliated entities to participate in the Rights Offering. The Rights Offering closed on December 31, 2012.

Opportunities and Trends
Our target markets include the highly fragmented global markets for the manufacture of finished pharmaceutical dosage forms and for pharmaceutical development services. According to PharmSource, a provider of pharmaceutical outsourcing business information, the CMO market totaled approximately $14.5 billion (excluding enhanced packaging) in 2012, and may experience marginal growth of 5% to 7% annually through 2016.  PharmSource also estimates that the outsourced PDS market (which tends to be more volatile) totaled approximately $1.5 billion in 2012, with growth projections approaching 8% or more annually through 2016.  In addition, the Banner Acquisition is providing us with access to new markets, including nutritionals (a market exceeding $90 billion in 2011) and over-the-counter pharmaceuticals (a market exceeding over $100 billion in 2011). The Banner Acquisition also provides us with a portfolio of proprietary prescription compounds.
Plant Consolidations

Subsequent to the closing of the Banner Acquisition, we performed a review of Banner's facilities and decided to close our Olds, Alberta, Canada facility by October 31, 2013. In connection with this decision, we recorded total impairment charges of $11.8 million, of which $11.7 million related to the long-term assets at the facility and $0.1 million related to the goodwill allocated to the Olds, Alberta, Canada reporting unit. The impairment charges reduce assets in the CMO segment by $11.8 million. The Land, Building, Property, Plant and Equipment at the Olds, Alberta, Canada facility was sold on November 1, 2013 to an outside party for $3.8 million.
We closed our Carolina facility in Puerto Rico effective January 31, 2009. We completed the sale of this property on February 17, 2012 for a nominal amount. The results of the Carolina operations have been reported in discontinued operations for fiscal 2012.

We previously announced our plan to consolidate our Puerto Rico operations into our manufacturing site located in Manati and sell our plant in Caguas and that additional time was required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand. We now estimate the total project repositioning expenses to be $14.2 million, of which $13.2 million has been incurred as of October 31, 2013. Because our business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements.

As previously announced, on February 28, 2013, we entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The lease agreement is a month to month tenancy, and we currently expect to vacate the facility as of January 31, 2014. As a result of the sale-leaseback, we recorded a prepaid rent asset for $1.5 million during the quarter, which we began amortizing immediately. We recognized a gain of $1.1 million upon the sale.

Selected Financial Information

	Years ended October 31,
(in millions of USD, except per share information)	2013	2012	2011
	$	$	$
Revenues	1,023.1	749.1	700.0
Adjusted EBITDA	146.2	87.4	78.9
Net loss attributable to restricted voting shareholders	(35.9)	(106.7)	(16.4)
Basic and diluted loss per share	(0.26)	(0.82)	(0.13)
Total assets	1,077.8	742.9	824.6
Total long-term liabilities	704.5	410.4	389.4
Reconciliations of Adjusted EBITDA to loss from continuing operations are included in "Item 6—Selected Financial Data" and "Note 15—Segmented Information" to our consolidated financial statements included in this Form 10-K.

Results of Operations

The results of the Carolina operations have been segregated and reported as discontinued operations in fiscal 2013, 2012 and 2011.
Fiscal 2013 Compared to Fiscal 2012
Consolidated Statements of Operations

	Years ended October 31,
(in millions of USD, except per share information)	2013	2012	Change	Change
	$	$	$	%
Revenues	1,023.1	749.1	274.0	36.6
Cost of goods sold	774.0	589.8	184.2	31.2
Gross profit	249.1	159.3	89.8	56.4
Selling, general and administrative expenses	163.6	128.6	35.0	27.2
Research and development	10.9	—	10.9	-
Repositioning expenses	15.8	6.1	9.7	159.0
Acquisition and integration costs	13.1	3.2	9.9	309.4
Impairment charge	13.1	57.9	(44.8)	(77.4)
(Gain) loss on sale of capital assets	(1.3)	0.4	(1.7)	(425.0)
Operating (loss) income	33.9	(36.9)	70.8	(191.9)
Interest expense, net	47.8	26.5	21.3	80.4
Foreign exchange loss (gain)	0.8	0.5	0.3	60.0
Refinancing expenses	29.2	—	29.2	-
Other income, net	(1.6)	(0.9)	(0.7)	77.8
Loss from continuing operations before income taxes	(42.3)	(63.0)	20.7	(32.9)
Current	8.7	9.2	(0.5)	(5.4)
Deferred	(15.3)	34.2	(49.5)	(144.7)
(Benefit from) provision for income taxes	(6.6)	43.4	(50.0)	(115.2)
Loss from continuing operations	(35.7)	(106.4)	70.7	(66.4)
Loss from discontinued operations	(0.2)	(0.3)	0.1	(33.3)
Net loss attributable to restricted voting shareholders	(35.9)	(106.7)	70.8	(66.4)
Basic and diluted loss per share
From continuing operations	$(0.255)	$(0.821)
From discontinued operations	$(0.001)	$(0.002)
	$(0.256)	$(0.823)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	140,072	129,639
Operating Income Summary
Revenues for fiscal 2013 increased $274.0 million, or 36.6%, to $1,023.1 million, from $749.1 million for fiscal 2012. Excluding currency fluctuations, revenues for fiscal 2013 would have been approximately 35.8% higher than in fiscal 2012. CMO revenues for fiscal 2013 increased $266.1 million, or 43.6%, to $876.8 million, from $610.7 million for fiscal 2012. The increase was across most Patheon legacy sites, with the exception of Bourgoin and Swindon, and $217.3 million of the increase was due to the Banner Acquisition. PDS revenues for fiscal 2013 increased $7.9 million, or 5.7%, to $146.3 million, from $138.4 million for fiscal 2012, primarily driven by stronger results across all of our sites except Swindon.
Gross profit for fiscal 2013 increased $89.8 million, or 56.4%, to $249.1 million, from $159.3 million for fiscal 2012. The increase in gross profit was primarily due to higher volumes and a margin improvement from 21.3% in fiscal 2012 to 24.3% in fiscal 2013. The increase in gross profit margin was driven by higher volumes and savings from our operational excellence initiatives, partially offset by higher inventory write-offs of $6.2 million, increased costs of goods sold related to the fair value mark up of Banner's inventory from the acquisition of $5.0 million, and product returns from a packaging site of $3.2 million. We experienced a manufacturing problem at Banner related to a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected, which led to $3.0 million of the inventory write-offs and all the returns discussed above. Approximately $40.1 million of the gross profit increase over prior year was due to the Banner Acquisition. Foreign exchange rates had a positive impact of $3.5 million on gross profit in fiscal 2013 versus prior year.
Selling, general and administrative expenses for fiscal 2013 increased $35.0 million, or 27.2%, to $163.6 million, from $128.6 million for fiscal 2012. The increase was primarily a result of Banner's selling, general and administrative costs of $36.7 million along with other variances on travel, compensation, promotion, and supplies and maintenance, partially offset by lower consulting costs in the current year. Foreign exchange rates had a favorable impact of $0.2 million on selling, general and administrative expenses in fiscal 2013 versus the prior year.
Research and development costs of $10.9 million in fiscal 2013 were a result of the Banner Acquisition. These expenses relate to proprietary research and development efforts and consist of salaries and benefits, supplies and other costs.
Repositioning expenses of $15.8 million were incurred in fiscal 2013 versus $6.1 million in fiscal 2012 primarily driven by $9.9 million of restructuring charges relating to Banner Acquisition including the closure of the Olds, Alberta, Canada facility.
Acquisition and integration costs for fiscal 2013 and 2012 were $13.1 million and $3.2 million. These expenses are associated with the Banner Acquisition and related integration activities for fiscal 2012 and fiscal 2013, with the exception of $2.4 million in fiscal 2013 costs relating to activities connected with the Arrangement. In connection with such transaction, we incurred, and expect to incur, additional acquisition and integration costs consisting of consultants, system and customer conversions, and other integration-related costs. These costs are recognized as operating expenses as incurred.
Impairment charges for fiscal 2013 were $13.1 million relating to the closure and sale of our recently acquired Olds, Alberta, Canada facility for $11.8 million, and a $1.3 million relating to three IP R&D projects that were curtailed at our Banner, High Point facility. Impairment charges for fiscal 2012 were $57.9 million relating to winding down or transferring PDS and non-cephalosporin commercial production from our Swindon, U.K. facility to other facilities.
Operating income for fiscal 2013 increased $70.8 million, to an income of $33.9 million (3.3% of revenues), from a loss of $36.9 million (-5.0% of revenues) for fiscal 2012 as a result of the factors discussed above.
Interest Expense
Interest expense for fiscal 2013 was $47.8 million, compared to $26.5 million for fiscal 2012. The increase in fiscal 2013 was primarily due to the Refinancing.
Foreign Exchange Losses
Foreign exchange loss for fiscal 2013 was $0.8 million, compared to a loss of $0.5 million for fiscal 2012. The foreign exchange loss for fiscal 2013 was primarily due to hedging gains more than offset by operating exposures. The foreign exchange loss for fiscal 2012 was primarily due to operating exposures partially offset by hedging gains.

Refinancing Expenses
During fiscal 2013, we incurred $29.2 million of refinancing expenses comprised of a $23.8 million early redemption penalty related to the repayment of the Notes, $5.3 million related to the write-off of deferred financing costs on the Notes and the ABL, and $0.1 million in other related charges.

On December 14, 2012, we completed the Refinancing, pursuant to which we entered into the Credit Agreement governing the Credit Facility, which is comprised of the Secured Term Loan in the amount of $575.0 million and the Secured Revolving Credit Facility of up to $85.0 million. For additional information regarding the Credit Facility and Refinancing, please refer to "Note 8 - Long-Term Debt" and "Note 18 - Refinancing Expenses" to our consolidated financial statements included in this Form 10-K.
Loss from Continuing Operations Before Income Taxes
We reported a loss from continuing operations before income taxes of $42.3 million for fiscal 2013, compared to a loss of $63.0 million for fiscal 2012. The operating items discussed above were the primary drivers of the year over year variance.

Income Taxes
The benefit from income taxes was $6.6 million for fiscal 2013, compared to a provision for income taxes of $43.4 million for fiscal 2012. The tax benefit in fiscal 2013 was primarily driven by the pre-tax loss from our operating units in North America, offset by pre-tax income in Europe. The provision for income taxes in fiscal 2012 was primarily driven by the recording of a valuation allowance against our Canadian deferred tax assets.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
We recorded a loss from continuing operations for fiscal 2013 of $35.7 million, compared to $106.4 million for fiscal 2012. The loss per share from continuing operations for fiscal 2013 was 25.5¢ compared to 82.1¢ for fiscal 2012.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for fiscal 2012 and 2013 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in "Note 4—Discontinued Operations, Plant Consolidations, Sales and Asset Impairments" to our consolidated financial statements included in this Form 10-K. The loss from discontinued operations for fiscal 2013 was $0.2 million or 0.1¢ per share and $0.3 million, or 0.2¢ per share in fiscal 2012. These costs relate to the final wind down of the Carolina facility.
Net Loss, Loss Attributable to Restricted Voting Shareholders and Loss Per Share
Net loss attributable to restricted voting shares for fiscal 2013 was $35.9 million, or 25.6¢ per share, compared to $106.7 million, or 82.3¢ per share, for fiscal 2012.
The computation of net loss per share did not include 11,017,225 and 12,479,678 outstanding options in fiscal 2013 and 2012, respectively, because such options were anti-dilutive in nature.

Revenues and Adjusted EBITDA by Business Segment

	Years ended October 31,
(in millions of USD)	2013	2012	Change	Change
	$	$	$	%
Revenues
Commercial Manufacturing
North America	557.1	346.7	210.4	60.7
Europe	319.7	264.0	55.7	21.1
Total Commercial Manufacturing	876.8	610.7	266.1	43.6
Pharmaceutical Development Services	146.3	138.4	7.9	5.7
Total Revenues	1,023.1	749.1	274.0	36.6
Adjusted EBITDA
Commercial Manufacturing
North America	94.1	55.4	38.7	69.9
Europe	51.9	37.0	14.9	40.3
Total Commercial Manufacturing	146.0	92.4	53.6	58.0
Pharmaceutical Development Services	41.0	30.7	10.3	33.6
Corporate Costs	(40.8)	(35.7)	(5.1)	14.3
Total Adjusted EBITDA	146.2	87.4	58.8	67.3
Commercial Manufacturing
Total CMO revenues for fiscal 2013 increased $266.1 million, or 43.6%, to $876.8 million, from $610.7 million for fiscal 2012. Had local currency exchange rates remained constant to the rates of fiscal 2012, CMO revenues for the Patheon legacy entities for fiscal 2013 would have been approximately 42.8% higher than fiscal 2012. Approximately $217.3 million of the total year over year CMO growth resulted from the Banner Acquisition.

North American CMO revenues for fiscal 2013 increased $210.4 million, or 60.7%, to $557.1 million, from $346.7 million for fiscal 2012. The increase was due to an increase in customer demand across all sites, with $184.7 million of the increase resulting from the Banner Acquisition.
European CMO revenues for fiscal 2013 increased $55.7 million, or 21.1%, to $319.7 million, from $264.0 million for fiscal 2012. Had European currency exchange rates remained constant to the rates of fiscal 2012, European CMO revenues for the Patheon legacy entities for fiscal 2013 would have been approximately 19.2% higher than fiscal 2012. The increase was primarily due to increases in our Italian operations partially offset by weakness in Swindon and Bourgoin. Approximately $32.6 million of the year over year European CMO revenue growth resulted from the Banner Acquisition.

Total CMO Adjusted EBITDA for fiscal 2013 increased $53.6 million, or 58.0%, to $146.0 million, from $92.4 million for fiscal 2012. This represents an Adjusted EBITDA margin of 16.7% for fiscal 2013 compared to 15.1% for fiscal 2012. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of fiscal 2012, CMO Adjusted EBITDA for fiscal 2013 would have been approximately $2.3 million lower than reported. The Adjusted EBITDA increase was driven primarily by higher volumes and improved margins driven by our operational excellence initiatives, partially offset by inventory write-offs of $2.3 million. Included in the CMO Adjusted EBITDA was a $20.3 million impact from the Banner Acquisition.
North American Adjusted EBITDA for fiscal 2013 increased $38.7 million, to $94.1 million, from $55.4 million for fiscal 2012. The increase was primarily driven by higher volumes and margins as a result of our operational excellence initiatives, partially offset by higher inventory write-offs of $1.2 million. Had North American currency exchange rates remained constant to those of fiscal 2012, North American CMO Adjusted EBITDA for fiscal 2013 would have been approximately $2.1 million lower. Included in the North American Adjusted EBITDA was a $16.8 million impact from the Banner Acquisition. Total North American CMO Adjusted EBITDA for fiscal 2013 did not include the following: $13.1 million of impairment charges related to the closure of the Banner facility in Olds, Alberta, Canada and impaired IP R&D projects, $4.2 million of higher cost of goods sold related to amortization of the fair value mark-up of Banner's inventory from the acquisition, product returns from a packaging site and inventory write-offs totaling $6.1 million related to a manufacturing problem at Banner resulting from a change in raw materials and operational processes qualified prior to the acquisition that did not perform as expected, repositioning costs of $7.4 million, acquisition-related costs of $3.6 million, refinancing expenses of $1.6 million, and consulting costs related to our strategic initiatives of $2.3 million.
European Adjusted EBITDA for fiscal 2013 increased $14.9 million, or 40.3%, to $51.9 million, from $37.0 million for fiscal 2012. The increase was primarily driven by higher volumes and margins as a result of our operational excellence initiatives, partially offset by inventory write-offs of $1.1 million. Included in European Adjusted EBITDA was a positive $3.5 million impact from Banner. Total European CMO Adjusted EBITDA for fiscal 2013 did not include repositioning expenses of $2.8 million, refinancing expenses of $1.4 million, and $0.8 million of higher cost of goods sold related to amortization of the fair value mark-up of Banner's inventory from the acquisition.

Pharmaceutical Development Services
Total PDS revenues for fiscal 2013 increased by $7.9 million, or 5.7%, to $146.3 million, from $138.4 million for fiscal 2012. Had the local currency rates remained constant to fiscal 2012, PDS revenues for fiscal 2013 would have been 5.4% higher than fiscal 2012. Excluding the impact of the Clinical Packaging business that was sold in fiscal 2012, the PDS revenues grew by 8.8% over the prior year. Higher development activities from new contracts across all sites with the exception of Swindon contributed to the improved performance.
Total PDS Adjusted EBITDA for fiscal 2013 increased by $10.3 million, or 33.6%, to $41.0 million, from $30.7 million for fiscal 2012. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of fiscal 2012, PDS Adjusted EBITDA for fiscal 2013 would have been approximately $1.1 million lower than reported. Higher revenue, positive impact from our operational excellence initiatives, and cost controls contributed to the year over year growth. Repositioning expenses of $1.8 million in fiscal 2013 were not included in Adjusted EBITDA.
Corporate Costs
Corporate costs for fiscal 2013 increased $5.1 million, or 14.3%, to $40.8 million, from $35.7 million for fiscal 2012. Higher professional fees of $3.1 million along with $2.0 million in Banner-related general and administrative costs contributed to the year over year increase. Repositioning expenses of $3.8 million, acquisition transaction costs of $9.4 million, refinancing costs of $26.1 million, stock-based compensation expense of $3.2 million, and acquisition related litigation costs of $6.4 million were not included in the Adjusted EBITDA calculation.

Fiscal 2012 Compared to Fiscal 2011
Consolidated Statements of Operations

	Years ended October 31,
(in millions of USD, except per share information)	2012	2011	Change	Change
	$	$	$	%
Revenues	749.1	700.0	49.1	7.0
Cost of goods sold	589.8	568.2	21.6	3.8
Gross profit	159.3	131.8	27.5	20.9
Selling, general and administrative expenses	128.6	120.2	8.4	7.0
Repositioning expenses	6.1	7.0	(0.9)	(12.9)
Acquisition-related costs	3.2	—	3.2
Impairment charge	57.9	—	57.9
Loss on sale of capital assets	0.4	0.2	0.2	100.0
Operating (loss) income	(36.9)	4.4	(41.3)	(938.6)
Interest expense, net	26.5	25.6	0.9	3.5
Foreign exchange loss (gain)	0.5	(1.6)	2.1	(131.3)
Other income, net	(0.9)	(4.9)	4.0	(81.6)
Loss from continuing operations before income taxes	(63.0)	(14.7)	(48.3)	328.6
Current	9.2	1.6	7.6	475.0
Deferred	34.2	(0.5)	34.7
Provision for income taxes	43.4	1.1	42.3
Loss from continuing operations	(106.4)	(15.8)	(90.6)	573.4
Loss from discontinued operations	(0.3)	(0.6)	0.3	(50.0)
Net loss for the period	(106.7)	(16.4)	(90.3)	550.6
Net loss attributable to restricted voting shareholders	(106.7)	(16.4)	(90.3)	550.6
Basic and diluted loss per share
From continuing operations	$(0.821)	$(0.122)
From discontinued operations	$(0.002)	$(0.005)
	$(0.823)	$(0.127)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	129,639	129,639
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
Acquisition-related costs consisting of consulting, legal, due diligence, and other acquisition-related costs for fiscal 2012 were $3.2 million associated with the Banner Acquisition.

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
Loss from Continuing Operations and Loss Per Share from Continuing Operations
We recorded a loss from continuing operations for fiscal 2012 of $106.4 million, compared to $15.8 million for fiscal 2011. The loss per share from continuing operations for fiscal 2012 was 82.1¢ compared to 12.2¢ for fiscal 2011.
Loss and Loss Per Share from Discontinued Operations
Discontinued operations for fiscal 2012 and 2011 include the results of the Carolina, Puerto Rico operations. Financial details of the operating activities of the Carolina operations are disclosed in "Note 4—Discontinued Operations, Plant Consolidations, Sales and Asset Impairments" to our consolidated financial statements included in this Form 10-K. The loss from discontinued operations for fiscal 2012 was $0.3 million, or 0.2¢ per share, compared to a loss of $0.6 million, or 0.5¢ per share, for fiscal 2011. These costs relate to the final wind down of the Carolina facility.
Net Loss, Loss Attributable to Restricted Voting Shareholders and Loss Per Share
Net loss attributable to restricted voting shares for fiscal 2012 was $106.7 million, or 82.3¢ per share, compared to $16.4 million, or 12.7¢ per share, for fiscal 2011.
The computation of net loss per share did not include 12,479,678 and 12,628,458 outstanding options in fiscal 2012 and 2011, respectively, because such options were anti-dilutive in nature.

Revenues and Adjusted EBITDA by Business Segment

	Years ended October 31,
(in millions of USD)	2012	2011	Change	Change
	$	$	$	%
Revenues
Commercial Manufacturing
North America	346.7	274.5	72.2	26.3
Europe	264.0	298.1	(34.1)	(11.4)
Total Commercial Manufacturing	610.7	572.6	38.1	6.7
Pharmaceutical Development Services	138.4	127.4	11.0	8.6
Total Revenues	749.1	700.0	49.1	7.0
Adjusted EBITDA
Commercial Manufacturing
North America	55.4	23.8	31.6	132.8
Europe	37.0	61.3	(24.3)	(39.6)
Total Commercial Manufacturing	92.4	85.1	7.3	8.6
Pharmaceutical Development Services	30.7	24.1	6.6	27.4
Corporate Costs	(35.7)	(30.3)	(5.4)	17.8
Total Adjusted EBITDA	87.4	78.9	8.5	10.8
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

Total CMO Adjusted EBITDA for fiscal 2012 increased $7.3 million, or 8.6%, to $92.4 million, from $85.1 million for fiscal 2011. This represents an Adjusted EBITDA margin of 15.1% for fiscal 2012 compared to 14.9% for fiscal 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of fiscal 2011, CMO Adjusted EBITDA for fiscal 2012 would have been approximately $5.5 million higher than reported. The increase was driven by improved margins across our sites as a result of our transformation initiatives and higher volumes, partially offset by unfavorable mix from replacing the reservation fee and accelerated deferred revenue with other production.
North American Adjusted EBITDA for fiscal 2012 increased $31.6 million, to $55.4 million, from $23.8 million for fiscal 2011. The increase was primarily driven by higher volumes, margin improvements resulting from the transformation initiatives. Total North American CMO Adjusted EBITDA for fiscal 2012 did not include repositioning expenses of $2.6 million relating to the Plan of Termination and Puerto Rican operations and consulting costs related to our strategic initiatives of $2.0 million.
European Adjusted EBITDA for fiscal 2012 decreased $24.3 million, or 39.6%, to $37.0 million, from $61.3 million for fiscal 2011. The decrease was primarily driven by the lower revenue resulting from the non-recurrence of the $50.3 million in reservation fee and accelerated deferred revenue recorded in the first half of fiscal 2011, partially offset by improving margins in fiscal 2012 as a result of our strategic initiatives. Total European CMO Adjusted EBITDA for fiscal 2012 did not include repositioning expenses of $1.6 million relating to the Plan of Termination, $55.1 million for an asset impairment charge, and consulting costs related to our strategic initiatives of $5.9 million.

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
Total PDS Adjusted EBITDA for fiscal 2012 increased by $6.6 million, or 27.4%, to $30.7 million, from $24.1 million for fiscal 2011. Had local currency exchange rates and foreign exchange gains and losses remained constant to those of fiscal 2011, PDS Adjusted EBITDA for fiscal 2012 would have been approximately $1.1 million higher than reported. Improved revenues contributed to the higher Adjusted EBITDA. Total PDS Adjusted EBITDA for fiscal 2012 did not include repositioning expenses of $1.9 million, asset impairment charges of $2.8 million, and consulting costs related to our strategic initiatives of $2.3 million.
Corporate Costs
Corporate costs for fiscal 2012 increased $5.4 million, or 17.8%, to $35.7 million, from $30.3 million for fiscal 2011 primarily due to higher performance based compensation, marketing expenses of $1.7 million, and travel and entertainment of $0.7 million, partially offset by $2.1 million in reduced foreign exchange losses versus fiscal 2011. Total Corporate Adjusted EBITDA for fiscal 2012 did not include acquisition related costs of $3.2 million, stock-based compensation expense of $3.1 million, and consulting costs related to our strategic initiatives of $3.2 million.

Liquidity and Capital Resources
Overview
Our cash and cash equivalents totaled $61.6 million at October 31, 2013 and $39.4 million at October 31, 2012. Our total debt was $606.0 million at October 31, 2013 and $310.7 million at October 31, 2012.
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
From time to time, we evaluate strategic opportunities, including potential acquisitions, divestitures or investments in complementary businesses. We may also access capital markets through the issuance of debt or equity securities in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities. Our ability to make acquisitions, divestitures and investments and to issue debt and equity securities is restricted by the Arrangement Agreement.
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

Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years ended October 31,
(in millions of USD)	2013	2012	2011
	$	$	$
Cash provided by operating activities of continuing operations	13.2	33.4	23.9
Cash used in operating activities of discontinued operations	(0.2)	(0.4)	(1.0)
Cash provided by operating activities	13.0	33.0	22.9
Cash used in investing activities of continuing operations	(299.3)	(52.0)	(47.4)
Cash provided by investing activities of discontinued operations	—	0.1	—
Cash provided by financing activities	306.9	26.3	2.7
Other	1.6	(1.4)	1.7
Net increase (decrease) in cash and cash equivalents during the period	22.2	6.0	(20.1)
Cash Provided by Operating Activities
Cash provided by operating activities from continuing operations for fiscal years 2013, 2012, and 2011 were $13.2 million, $33.4 million and $23.9 million respectively.
•Fiscal 2013 cash provided by operations was primarily due to better working capital and favorable operating performance, partially offset by repositioning, acquisition and integration expenses and higher interest payments and refinancing costs associated with the new credit agreement.
•Fiscal 2012 cash provided by operations was primarily due to improved operating performance, partially offset by consulting and repositioning expense payments.
•Fiscal 2011 cash provided by operations was primarily driven by the receipt of $29.3 million for the reservation fee and $14.0 million from the insurance claim settlement in Swindon, partially offset by the voluntary pension contribution in the United Kingdom of $4.9 million and reduced operating performance.
•Cash used in operating activities from discontinued operations for fiscal 2013, 2012 and 2011 were $0.2 million, $0.4 million and $1.0 million respectively.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Years ended October 31,
(in millions of USD)	2013	2012	2011
	$	$	$
Total additions to capital assets	(49.8)	(53.4)	(47.8)
Proceeds on sale of capital assets	6.6	0.4	0.4
Proceeds on sale of business, net	—	1.0	—
Acquisitions, net of cash acquired	(256.1)	—	—
Cash used in investing activities of continuing operations	(299.3)	(52.0)	(47.4)
Cash provided by investing activities of discontinued operations	—	0.1	—
Cash used in investing activities	(299.3)	(51.9)	(47.4)
Cash used in investing activities from continuing operations for fiscal years 2013, 2012, and 2011 were $299.3 million, $52.0 million, and $47.4 million respectively pend related to customer projects and capacity enhancements.
•Fiscal 2013 cash used in investing activities was primarily due to the Banner Acquisition
•Fiscal 2012 and 2011 cash used in investing activities related primarily to capital expenditures on customer projects and capacity enhancements.
During fiscal 2013, our major capital projects (in millions of U.S. dollars) were:

• Addition of pre-filled syringe line at Monza site	$8.6
• Capacity enhancement at Whitby site	$6.1
• Capacity enhancement at Toronto site	$4.7
• Capacity enhancements at High Point site	$1.8
• Replacement of sterile filler at Monza site	$1.1
During fiscal 2012, our major capital projects (in millions of U.S. dollars) were:

• Expansion in Manati, Puerto Rico primarily funded by the customer for increased capacity	$14.8
• Capacity enhancement at Toronto site	$6.2
• Addition of prefilled syringes line at Monza site	$6.2
• Capacity enhancement at Whitby site	$3.0
• Expansion of the new PDS unit at Bourgoin site	$1.1
• PDS Software enhancements	$1.1
During fiscal 2011, our major capital projects (in millions of U.S. dollars) were:

• Facility infrastructure at Cincinnati to support introduction of new product, primarily funded by a customer	$10.5
• Consolidation of Caguas facility in Puerto Rico	$2.3
• Addition of PDS capabilities at the Bourgoin site	$2.0
• High potency packaging at the Toronto site	$1.4
• Equipment for customer product at the Bourgoin site	$2.0
Capital commitments to complete authorized capital projects were $9.9 million at the end of fiscal 2013. Based on current internal projections, we expect to make (or have made) these expenditures during fiscal 2014, and we expect to finance (or have financed) them with cash flows from operations, existing cash reserves, borrowings and customer funding.
Based on current management assessments, total capital expenditures (including expenditures to complete projects authorized at the end of fiscal 2013) for fiscal 2014 are expected to be near the amount of total capital expenditures in fiscal 2013, which were approximately $49.8 million. We expect to finance (or have financed) our capital expenditures with cash flows from operations, existing cash reserves, borrowings and customer funding. The major capital projects for fiscal 2014 consist of:

•	Capacity expansion at the Toronto site of $2.6 million

•	New packaging line at the Monza site of $1.0 million

•	Capacity expansion at the Monza site of $1.0 million

•	Capacity expansion at the Whitby site of $0.5 million

•	Capacity expansion at the Milton Park site of $0.4 million

•	Capacity expansion at the High Point site of $0.3 million
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

Cash Provided by Financing Activities
The following table summarizes the cash provided by financing activities for the periods indicated:

	Years ended October 31,
(in millions of USD)	2013	2012	2011
	$	$	$
(Decrease) increase in short-term borrowings	—	(3.8)	4.2
Proceeds from long-term borrowings	647.0	40.9	13.5
Increase in deferred financing costs	(22.7)	—	—
Repayment of debt, net of penalty payment	(353.5)	(11.1)	(15.0)
Proceeds on issuance of restricted voting shares	35.9	0.3	—
Share issuance costs	(0.8)	—	—
Excess tax benefit from share-based payment arrangements	1.0	—	—
Cash provided by financing activities of continuing operations	306.9	26.3	2.7
Cash provided by financing activities	306.9	26.3	2.7

Cash provided by financing activities for fiscal 2013, 2012, and 2011 were $306.9 million, $26.3 million, and $2.7 million respectively:

•Fiscal 2013 cash provided by financing activities resulted from the funding requirements associated with the Banner Acquisition as described above.
•Fiscal 2012 and 2011 cash provided by financing activities resulted from higher aggregate borrowings primarily from our then-existing ABL.
Financing Arrangements
Current Credit Arrangements - $660 Million Credit Facility

On December 14, 2012, in connection with the Banner Acquisition, we entered into a Credit Agreement that provides for the Credit Facility, which is comprised of Secured Term Loan in the amount of $575.0 million and the Secured Revolving Facility of up to $85.0 million. Up to $30.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loan matures on December 14, 2018, and the Secured Revolving Facility matures on December 14, 2017. The Secured Term Loan bears interest at a rate per annum equal to, at our option, LIBOR plus 6.00%, with a LIBOR "floor" of 1.25%, or an alternate base rate plus 5.00%, with an alternate base rate "floor" of 2.25%. Borrowings under the Secured Revolving Facility bear interest for eurodollar loans at Libor plus 5.50% and base rate loans at the base rate plus 4.50%. We will also pay a commitment fee of 0.50% per annum on the unused portion of the Secured Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.00 to 1.00.

First Lien Leverage Ratio is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of our company's and our restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by promissory notes or similar instruments plus the unrestricted cash of our company and our restricted subsidiaries, in each case as set forth in the Credit Agreement, to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the Banner Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the Banner Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA disclosed elsewhere in this annual report on Form 10-K.

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

The Credit Agreement also (i) required us to make a number of representations and warranties, including representations and warranties regarding our legal status and our business, and (ii) subjects us to a number of affirmative covenants, including requirements to deliver certain information to the lenders, maintain insurance and comply with laws, in each case subject to certain exceptions as set forth in the Credit Agreement.
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

Our failure to maintain the required First Lien Leverage Ratio or our breach of the other covenants and requirements contained in the Credit Agreement could result in an event of default, which may allow our lenders to accelerate our debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. As of October 31, 2013, we were in compliance with the covenants and other requirements in the Credit Agreement.

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

Our Consolidated EBITDA for the last four fiscal quarters ended October 31, 2013 based on the definition in our Credit Agreement is calculated as follows:

Last twelve months ended October 31,
2013
(in millions of U.S. dollars)	$
Consolidated EBITDA per Credit Agreement	185.3
Less:
Acquired EBITDA of Banner (1)	(4.3)
Pro forma cost savings (2)	(31.0)
Other	(3.8)
Adjusted EBITDA	146.2
(Deduct) add:
Depreciation and amortization	(48.4)
Repositioning expenses	(15.8)
Acquisition and integration costs	(20.2)
Interest expense, net	(47.8)
Impairment charge	(13.1)
Gain on sale of capital assets	1.3
Benefit from income taxes	6.6
Refinancing expenses	(29.2)
Operational initiatives related consulting costs	(2.3)
Acquisition-related litigation expenses	(6.4)
Stock-based compensation expense	(3.2)
Purchase accounting adjustments	(5.0)
Other	1.6
Loss from continuing operations	(35.7)
Add (deduct):
Depreciation and amortization	48.4
Impairment charge	13.1
Stock-based compensation	3.2
Net change in non-cash working capital	8.8
Net change in deferred revenues	(1.0)
Non-cash interest	9.7
Other, primarily changes in long-term assets and liabilities	(33.3)
Cash provided by operating activities of continuing operations	13.2

Cash used in investing activities	(299.3)
Cash provided by financing activities	306.9

(1) Acquired EBITDA of Banner is determined in accordance with the Credit Agreement and reflected our year-end assessment of Banner's pre-acquisition results.
(2) Pro forma cost savings represent the estimated impact of our operational excellence initiatives, plant consolidation savings, and other synergies related to the Banner Acquisition, assuming such activities were completed as of November 1, 2012.

Our net debt calculation for our Credit Facility as of October 31, 2013, is as follows:

(in millions of U.S. dollars)	$
Total funded debt	597.8
Less: cash and cash equivalents	(35.0)
Net debt	562.8

As part of the Credit Agreement, we are required to maintain a leverage ratio below a certain threshold. Our leverage ratio is calculated by dividing our total net debt at the end of the applicable fiscal quarter divided by our Consolidated EBITDA for the previous 12 months. Effective for the 12-month period beginning April 30, 2013, we are required to keep our leverage ratio below 5.50. As of October 31, 2013, our leverage ratio was 3.04:1.
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
 Financing Ratios
Total interest-bearing debt at October 31, 2013 was $606.0 million, $295.3 million higher than at October 31, 2012. At October 31, 2013, our consolidated ratio of interest-bearing debt to shareholders' equity was 473.1%, compared to 250.0% at October 31, 2012.
The following table summarizes the fixed and variable percentages of debt outstanding at the end of fiscal 2013 and 2012, after taking into account the applicable interest rates at each quarter in fiscal 2013.

	% of Debt Outstanding		Interest Rates at End of Each Quarter in 2013
	10/31/2013	10/31/2012	Q4 13	Q3 13	Q2 13	Q1 13
	%	%	%	%	%	%
Fixed rate	1	90
Variable rate based on:
U.S. Prime	—	7.0	3.25	3.25	3.25	3.25
U.K. Libor (3 months)	—	3.0	0.51	0.51	0.50	0.51
USD LIBOR (1 month)	—	—	0.17	0.19	0.20	0.20

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
Tabular Disclosure of Contractual Obligations
Contractual repayments of long-term debt, commitments under operating leases, commitments under capital leases and purchase obligations as of October 31, 2013 were as follows:

	Long-term debt obligation as of October 31, 2013
(in millions of U.S. dollars)	Total	Year 1	2-3 Years	4-5 Years	After 5 Years
	$	$	$	$	$
Long-term debt	621.2	6.8	13.6	57.6	543.2
Interest on long-term debt (1)	213.8	44.0	84.0	81.0	4.8
Operating leases	11.1	4.7	4.1	1.8	0.5
Purchase obligations (2)	9.9	9.9	—	—	—
Total contractual obligations (3)	856.0	65.4	101.7	140.4	548.5
(1) Represents interest payments under our Credit Facility based on the applicable interest rates in effect on October 31, 2013.
(2) Purchase obligations relate to capital commitments to complete authorized capital projects.
(3) Not included in the table are other long-term liabilities, which include unfunded termination indemnities in the amount of $6.4 million, employee future benefits in the amount of $25.4 million and other long-term liabilities in the amount of $10.0 million. These other long-term liabilities either have no fixed payment dates or are not settled in cash. See "Note 9-Other Long-Term Liabilities" and "Note 10-Employee Future Benefits" to
our consolidated financial statements included in this Form 10-K.
Recent Accounting Pronouncements
See "Note 2-Summary of Significant Accounting Policies" to our consolidated financial statements included in this Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
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

During fiscal 2013, we closed our Olds, Alberta, Canada facility. We incurred approximately $4.0 million in severance and retention expenses along with $0.4 million in closing costs. These costs are in addition to the non-cash impairment charge relating to the Olds, Alberta, Canada facility of $11.8 million recorded in fiscal 2013.

During the second quarter of fiscal 2012, we decided to make certain adjustments over the ensuing 24 to 36 months to the scale and scope of business conducted at our Swindon facility, including winding down or transferring non-cephalosporin commercial production to other facilities and, to the extent possible and commercially appropriate, directing PDS projects that require commercialization activities to other facilities. We are working with each of our affected commercial customers to develop plans to maintain supply chain continuity to the extent possible and commercially appropriate. In connection with these adjustments, we recorded a $57.9 million impairment charge for the impairment of long-term assets at our Swindon facility during the second quarter of fiscal 2012. The impairment charge will not result in any current or future cash expenditures.
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
At October 31, 2013 and 2012, we had a reserve for doubtful accounts of $1.8 million and $0.8 million, respectively. These are specific reserves, not general reserves, and are based on factors discussed above.
Inventories
Inventories consisting of raw materials, packaging components, spare parts, work-in-process, and finished goods are valued at the lower of cost and net realizable value. These adjustments are customer specific estimates of net realizable value that we may ultimately realize upon the disposition of the inventories. We perform an assessment of excess, obsolete and problem products on an on-going basis.
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
Employee Future Benefits
As of October 31, 2013, we provided defined benefit pension plans to certain employees in our Canadian, U.K., Netherlands, Mexico and French operations and post-employment health and dental coverage to certain of our Canadian employees.
The determination of the obligation and expense for defined benefit pensions and other post-employment benefits is dependent on certain assumptions used by actuaries in calculating such amounts. The assumptions used in determining the accrued benefit obligation and the benefit expense as of and for the year ended October 31, 2013 were as follows:

	Defined Benefit Pension Plans %	Other Benefit Plans %
Accrued benefit obligation
Discount rate	4.4%	4.3%
Rate of compensation increase	3.1%	—%
Benefit costs recognized
Discount rate	4.6%	4.3%
Expected long-term rate of return on plan assets	5.3%	—%
Rate of compensation increase	3.1%	—%

An approximate 8% annual rate of increase in the per capita cost of covered health care and dental benefits was assumed for fiscal 2013, with the assumption that the rate will decrease gradually over the next five years to 6% and to remain at that level thereafter. The following table outlines the effects of a one-percentage-point increase and decrease in the assumed health care and dental benefit trend rates.

(in millions of USD)	Benefit Obligation	Benefit Expense
	$	$
Impact of:
1% increase	1.1	0.1
1% decrease	(1.0)	(0.1)

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

Fiscal 2013
Expected dividend yield	None
Risk-free interest rate	1.4%
Expected life	5.1 years
Volatility	60%

We do not intend to pay dividends on our restricted voting shares in the foreseeable future and, accordingly, we use a dividend rate of zero in the option-pricing model. The Government of Canada five-year bond rate is used for the risk-free interest rate. The estimated life of the options is five years based on weighted-average life of these options, vesting period and management's estimate based on stock volatility. Expected volatility is a measure of the amount by which our restricted voting shares price has fluctuated or is expected to fluctuate during a period. We considered the historic volatility of our share price in estimating our expected volatility of 60%.
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
During fiscal 2013, we determined that full valuation allowances on our net Canadian, French, and U.K. deferred tax assets was required due to cumulative losses in these jurisdictions. During fiscal 2013 we also determined that a partial valuation allowance was required on certain deferred tax assets within the United States. As a result, we recorded valuation allowances against our deferred assets in the United Kingdom, France, the United States and Canada which now totals $91.8 million.
Deferred tax assets of $6.2 million and $4.3 million have been recorded at October 31, 2013 and 2012, respectively. These assets consist primarily of deferred revenue, accounting provisions related to items not currently deductible for tax purposes, the tax benefit of net operating loss carry-forwards, research and development investment tax credits and unclaimed research and development expenditures.
The deferred tax assets recorded at October 31, 2013 and 2012 are net of a valuation allowance of $91.8 million and $72.0 million, respectively.
Deferred tax liabilities of $43.5 million and $23.0 million have been recorded at October 31, 2013 and 2012, respectively. These liabilities have arisen primarily on tax depreciation in excess of book depreciation.
Our tax filings are subject to audit by taxation authorities. Although our management believes that it has adequately provided for income taxes based on the information available, the outcome of audits cannot be known with certainty and the potential impact on our consolidated financial statements is not determinable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our business is conducted in several currencies: Canadian dollars and U.S. dollars for our Canadian operations; U.S. dollars for our U.S. operations; Euros, U. S. dollars and British Sterling for our European operations; and Pesos and U.S. Dollars for our Mexican operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities' costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In fiscal 2013, approximately 90% of the revenues and 10% of the operating expenses of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on our current U.S. denominated net inflows, for each 10% change in the Canadian-U.S. dollar exchange rate, the impact on annual pre-tax income, excluding any hedging activities, would be approximately $18.5 million.
To mitigate exchange-rate risk, we utilize foreign exchange forward contracts and collars in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts and collars will approximately offset the loss or gain that results from the transaction or transactions being hedged. As of October 31, 2013, we had entered into 66 foreign exchange forward contracts and collars covering approximately 80% of our expected Canadian-U.S. dollar cash flow exposures for fiscal 2014. For additional information please see "Note 13—Financial Instruments, Fair Value and Risk Management" to

our consolidated financial statements included in this Form 10-K. We do not hedge any of our other foreign exchange exposures. Our foreign exchange forward contracts and collars mature at various dates through July 2015 and have an aggregate fair value of $130.4 million. As of October 31, 2013, an adverse exchange rate movement of 10% against our foreign exchange forward contracts and collars would result in a pre-tax loss of approximately $13.0 million.
Interest Rate Risk

As of October 31, 2013, our long-term debt was comprised of (i) the $575.0 million Secured Term Loan, (ii) the $85.0 million Secured Revolving Facility and (iii) the $8.2 million in Italian bank loans. The Secured Term Loan, Secured Revolving Facility, and the Italian bank loan each bear interest at a variable rate. Assuming a fully drawn Secured Revolving Facility and a 100 basis point increase in applicable interest rates, our interest expense, net, would (if not hedged) increase by approximately $6.1 million on an annual basis.

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

On December 14, 2012, we completed the Banner Acquisition for a purchase price of $269.0 million, of which $120.2 million represented goodwill and identifiable intangible assets. Banner's operations contributed approximately 21% ($217.3 million) of our consolidated revenues and approximately $55.9 million of our net loss during fiscal 2013, and constituted approximately 28% of our total assets as of October 31, 2013. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Banner was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of October 31, 2013. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Banner was excluded from a formal evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2013.

The effectiveness of our internal control over financial reporting as of October 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report.

Item 9B.    Other Information

Adoption of the 2014 Patheon Global Bonus Plan

On January 9, 2014, the Compensation and Human Resources Committee of our Board (our “CHR Committee”) adopted the 2014 Patheon Global Bonus Plan (the “2014 Bonus Plan”) to reward eligible participants (including our executive officers) for their collective and individual contributions to our success. The 2014 Bonus Plan is effective for fiscal years beginning on or after November 1, 2013.

Under the 2014 Bonus Plan, participants become eligible for bonus payouts based on (i) the achievement of corporate and, if applicable, regional, site or business unit objectives and (ii) their individual performance ratings. The corporate objectives consist of Corporate Adjusted EBITDA, Corporate Revenue and Corporate Net Free Cash Flow, each as defined pursuant to the 2014 Bonus Plan. Our executive officers’ bonus eligibility is determined based solely on the achievement of the predetermined corporate objectives and their individual performance ratings. Our CHR Committee approves the corporate, regional, site and business unit performance objectives, each of which has three possible levels of achievement (minimum, target and maximum) that correspond to three levels of payouts (50%, 100% and 150%, except for Corporate Revenue, which has payout levels of 50%, 100% and 200%).

Each participant’s target award is equal to a percentage of his or her earned base pay (less certain benefit amounts) or a specified dollar value as (i) contained in the terms of his or her written employment agreement, (ii) approved by our human resources department for the participant’s specific position or employment grade level, or (iii) approved by our CHR Committee for the participant. Provided that all necessary conditions for payout have been met, each participant’s payout will equal the product of the participant’s target award multiplied by the total achievement of the participant’s designated weighted objectives multiplied by a factor ranging from 0 to 1.75 based on his or her individual performance rating; provided, however, that the maximum possible payout to any eligible participant is 200% of target. For our executive officers, each corporate objective is assigned a percentage weight for purposes of determining the executive officer’s payout, and the payout with respect to achievement of any one corporate objective is not conditioned on the achievement of any other corporate objective. Corporate Adjusted EBITDA, Corporate Revenue and Corporate Net Free Cash Flow have been assigned percentage weights of 50%, 25% and 25%, respectively.

The foregoing description of the 2014 Bonus Plan does not purport to be complete and is qualified in its entirety by reference to the 2014 Bonus Plan, a copy of which is filed as Exhibit 10.25 to this annual report on Form 10-K and is incorporated herein by reference.

Indemnification Agreements with Directors and Officers

On September 27, 2013 and October 10, 2013, as applicable, we entered into indemnification agreements with each of our directors and officers, including James C. Mullen (our Chief Executive Officer), Stuart Grant (our Executive Vice President, Chief Financial Officer), Geoffrey M. Glass (our President, Banner Life Sciences), and Michael E. Lytton (our Executive Vice President, Corporate Development and Strategy and General Counsel). These agreements require us to indemnify these individuals to the fullest extent permitted by applicable law against liability that may arise by reason of their services to our company, and, subject to applicable law, to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The foregoing description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the form of indemnification agreement, a copy of which is filed as Exhibit 10.50 to this annual report on Form 10-K and is incorporated herein by reference.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Information regarding our directors and executive officers will be provided in an amendment to this Annual Report on Form 10K.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act by our directors, officers and beneficial owners of more than 10% of our restricted voting shares will be provided in an amendment to this Annual Report on Form 10-K.

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

Director Nominees

Information regarding procedures for recommending nominees to our Board will be provided in an amendment to this Annual Report on Form 10-K.

Audit Committee

Information regarding our audit committee will be provided in an amendment to this Annual Report on Form 10-K.

Item 11.     Executive Compensation.

Information with respect to this item will be provided in an amendment to this Annual Report on Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be provided in an amendment to this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be provided in an amendment to this Annual Report on Form 10-K.

Item 14.     Principal Accountant Fees and Services.

Information with respect to this item will be provided in an amendment to this Annual Report on Form 10-K.

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
January 10, 2014

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

Name	Title	Date
/s/ James C. Mullen	Chief Executive Officer (Principal Executive Officer)	January 10, 2014

/s/ Stuart Grant	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	January 10, 2014

/s/ Dean F. Wilson	Vice President, Corporate Controller (Principal Accounting Officer)	January 10, 2014

/s/ Paul S. Levy	Director	January 10, 2014

/s/ Michel Lagarde	Director	January 10, 2014

/s/ Nicholas O'Leary	Director	January 10, 2014

/s/ Daniel Agroskin	Director	January 10, 2014

/s/ Joaquín B. Viso	Director	January 10, 2014

/s/ Derek J. Watchorn	Director	January 10, 2014

/s/ Brian G. Shaw	Director	January 10, 2014

/s/ David E. Sutin	Director	January 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Patheon Inc.

We have audited Patheon Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Patheon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sobel USA, Inc. and Banner Pharmacaps Europe B.V. (collectively “Banner”), which is included in the 2013 consolidated financial statements of Patheon Inc. and constituted 28% of consolidated total assets and contributed net assets of $238.6 million to consolidated net assets as of October 31, 2013, and constituted 21% of consolidated revenues for the year then ended and contributed a net loss of $55.9 million to consolidated net loss for the year ended October 31, 2013. Our audit of internal control over financial reporting of Patheon Inc. also did not include an evaluation of the internal control over financial reporting of Banner.

In our opinion, Patheon Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patheon Inc. as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013 of Patheon Inc. and our report dated January 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
January 10, 2014

Patheon Inc.
CONSOLIDATED BALANCE SHEETS

	As of October 31,
(in millions of U.S. dollars )	2013	2012
	$	$
Assets
Current
Cash and cash equivalents	61.6	39.4
Accounts receivable, net	191.3	161.7
Inventories	137.8	82.3
Income taxes receivable	3.6	0.4
Prepaid expenses and other	15.3	11.9
Deferred tax assets - short term	6.1	4.3
Total current assets	415.7	300.0
Capital assets	496.7	416.4
Intangible assets	69.2	—
Deferred financing costs	20.2	4.9
Deferred tax assets	0.1	—
Goodwill	48.5	3.5
Investments	8.4	6.3
Other long-term assets	19.0	11.8
Total assets	1,077.8	742.9
Liabilities and shareholders' equity
Current
Short-term borrowings	3.0	2.4
Accounts payable and accrued liabilities	221.9	186.2
Income taxes payable	0.1	5.7
Deferred revenues - short term	15.0	13.9
Deferred tax liability - short-term	0.1	—
Current portion of long-term debt	6.8	—
Total current liabilities	246.9	208.2
Long-term debt	599.2	310.7
Deferred revenues	20.1	28.9
Deferred tax liabilities	43.4	23.0
Other long-term liabilities	41.8	47.8
Total liabilities	951.4	618.6
Shareholders' equity
Restricted voting shares	610.6	572.5
Contributed surplus	16.7	16.5
Accumulated deficit	(514.5)	(478.6)
Accumulated other comprehensive income	13.6	13.9
Total shareholders' equity	126.4	124.3
Total liabilities and shareholders' equity	1,077.8	742.9

see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
(in millions of U.S. dollars, except loss per share)	2013	2012	2011
	$	$	$
Revenues	1,023.1	749.1	700.0
Cost of goods sold	774.0	589.8	568.2
Gross profit	249.1	159.3	131.8
Selling, general and administrative expenses	163.6	128.6	120.2
Research and development	10.9	—	—
Repositioning expenses	15.8	6.1	7.0
Acquisition and integration costs	13.1	3.2	—
Impairment charge	13.1	57.9	—
(Gain) loss on sale of capital assets	(1.3)	0.4	0.2
Operating income (loss)	33.9	(36.9)	4.4
Interest expense, net	47.8	26.5	25.6
Foreign exchange loss (gain)	0.8	0.5	(1.6)
Refinancing expenses	29.2	—	—
Other income, net	(1.6)	(0.9)	(4.9)
Loss from continuing operations before income taxes	(42.3)	(63.0)	(14.7)
Current	8.7	9.2	1.6
Deferred	(15.3)	34.2	(0.5)
(Benefit from) provision for income taxes	(6.6)	43.4	1.1
Loss from continuing operations	(35.7)	(106.4)	(15.8)
Loss from discontinued operations	(0.2)	(0.3)	(0.6)
Net loss for the period	(35.9)	(106.7)	(16.4)
Net loss attributable to restricted voting shareholders	(35.9)	(106.7)	(16.4)
Basic and diluted loss per share
From continuing operations	$(0.255)	$(0.821)	$(0.122)
From discontinued operations	$(0.001)	$(0.002)	$(0.005)
	$(0.256)	$(0.823)	$(0.127)
Weighted-average number of shares outstanding during period—basic and diluted (in thousands)	140,072	129,639	129,639
see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended October 31,
(in millions of U.S. dollars)	2013	2012	2011
	$	$	$
Net loss attributable to restricted voting shareholders	(35.9)	(106.7)	(16.4)
Other comprehensive income (loss), net of income taxes
Change in foreign currency translation on investments in subsidiaries, net of hedging activities[1]	3.4	(11.9)	5.3
Change in value of derivatives designated as foreign currency and interest rate cash flow hedges[2]	(5.0)	1.3	1.7
(Losses) gains on foreign currency and interest rate cash flow hedges reclassified to consolidated statement of operations[3]	(0.6)	0.5	(3.0)
Net change in minimum pension liability	1.9	(0.2)	(2.5)
Comprehensive loss attributable to restricted voting shareholders	(36.2)	(117.0)	(14.9)
 _______________________
The amounts disclosed in other comprehensive income (loss) have been recorded net of income taxes as follows:

[1]
Net of an income tax benefit of $0.0 million (2013), a benefit of $0.5 million (2012), and a benefit of $0.4 million (2011). The cumulative translation adjustment as of October 31, 2013 was $41.4 million versus $38.0 million as of October 31, 2012.

[2]	Net of an income tax benefit of $0.0 million (2013), a benefit of $0.1 million (2012), and an expense of $0.5 million (2011).

[3]	Net of an income tax benefit of $1.1 million (2011).

Patheon Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions of U.S. dollars)	Restricted Voting Shares	Contributed Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	'Total Shareholders' Equity
Balance at October 31, 2010	$571.9	$10.0	$(355.5)	$22.7	$249.1
Stock-based compensation	—	3.5	—	—	3.5
Comprehensive income (loss):
Net loss attributable to restricted voting shareholders	—	—	(16.4)	—	(16.4)
Change in foreign currency translation on investments in subsidiaries, net of hedging activities	—	—	—	5.3	5.3
Change in value of derivatives designated as foreign currency cash flow hedges	—	—	—	1.7	1.7
Losses on foreign currency hedges reclassified to consolidated statement of operations	—	—	—	(3.0)	(3.0)
Net change in minimum pension liability				(2.5)	(2.5)
Subtotal	—	—	(16.4)	1.5	(14.9)
Balance at October 31, 2011	571.9	13.5	(371.9)	24.2	237.7
Stock options exercised	0.5	(0.1)	—	—	0.4
Stock-based compensation	—	3.1	—	—	3.1
Foreign currency translation adjustments	0.1	—	—	—	0.1
Comprehensive income (loss):
Net loss attributable to restricted voting shareholders	—	—	(106.7)	—	(106.7)
Change in foreign currency translation on investments in subsidiaries, net of hedging activities	—	—	—	(11.9)	(11.9)
Change in value of derivatives designated as foreign currency cash flow hedges	—	—	—	1.3	1.3
Gains on foreign currency hedges reclassified to consolidated statement of operations	—	—	—	0.5	0.5
Net change in minimum pension liability				(0.2)	(0.2)
Subtotal	—	—	(106.7)	(10.3)	(117.0)
Balance at October 31, 2012	572.5	16.5	(478.6)	13.9	124.3
Proceeds from equity offering, net	29.2	—	—	—	29.2
Stock options exercised	8.9	(3.0)	—	—	5.9
Stock-based compensation	—	3.2	—	—	3.2
Comprehensive income (loss):
Net loss attributable to restricted voting shareholders	—	—	(35.9)	—	(35.9)
Change in foreign currency translation on investments in subsidiaries, net of hedging activities	—	—	—	3.4	3.4
Change in value of derivatives designated as foreign currency cash flow hedges	—	—	—	(5.0)	(5.0)
Losses on foreign currency hedges reclassified to consolidated statement of operations	—	—	—	(0.6)	(0.6)
Net change in minimum pension liability	—	—	—	1.9	1.9
Subtotal	—	—	(35.9)	(0.3)	(36.2)
Balance at October 31, 2013	610.6	16.7	(514.5)	13.6	126.4

see accompanying notes

Patheon Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
(in millions of U.S. dollars)	2013	2012	2011
	$	$	$
Operating activities
Loss from continuing operations	(35.7)	(106.4)	(15.8)
Add (deduct) charges to operations not requiring a current cash payment
Depreciation and amortization	48.4	40.8	53.2
Impairment charge	13.1	57.9	—
Other non-cash interest	9.7	1.2	1.1
Change in other long-term assets and liabilities	(14.4)	(2.2)	(4.0)
Deferred income taxes	(15.3)	34.2	(0.6)
Amortization of deferred revenues	(18.3)	(13.1)	(45.0)
(Gain) loss on sale of capital assets	(1.3)	0.4	0.2
Stock-based compensation expense	3.2	3.1	3.5
Excess tax benefit from share-based payment arrangements	(1.0)	—	—
Other	(1.3)	(0.9)	(0.1)
	(12.9)	15.0	(7.5)
Net change in non-cash working capital balances related to continuing operations	8.8	(6.8)	1.0
Increase in deferred revenues	17.3	25.2	30.4
Cash provided by operating activities of continuing operations	13.2	33.4	23.9
Cash used in operating activities of discontinued operations	(0.2)	(0.4)	(1.0)
Cash provided by operating activities	13.0	33.0	22.9
Investing activities
Additions to capital assets	(49.8)	(53.4)	(47.8)
Proceeds on sale of capital assets	6.6	0.4	0.4
Proceeds on sale of business, net	—	1.0	—
Acquisitions, net of cash acquired	(256.1)	—	—
Cash used in investing activities of continuing operations	(299.3)	(52.0)	(47.4)
Cash provided by investing activities of discontinued operations	—	0.1	—
Cash used in investing activities	(299.3)	(51.9)	(47.4)
Financing activities
(Decrease) increase in short-term borrowings	—	(3.8)	4.2
Proceeds from long-term borrowings	647.0	40.9	13.5
Increase in deferred financing costs	(22.7)	—	—
Repayment of debt, net of penalty payment	(353.5)	(11.1)	(15.0)
Share issuance costs	(0.8)	—	—
Proceeds on issuance of restricted voting shares	35.9	0.3	—
Excess tax benefit from share-based payment arrangements	1.0	—	—
Cash provided by financing activities of continuing operations	306.9	26.3	2.7
Cash provided by financing activities	306.9	26.3	2.7
Effect of exchange rate changes on cash and cash equivalents	1.6	(1.4)	1.7
Net increase (decrease) in cash and cash equivalents during the period	22.2	6.0	(20.1)
Cash and cash equivalents, beginning of period	39.4	33.4	53.5
Cash and cash equivalents, end of period	61.6	39.4	33.4
Supplemental cash flow information
Interest paid	42.1	25.4	25.0
Income taxes paid (received), net	13.3	2.2	(1.3)
see accompanying notes

Patheon Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013, 2012 and 2011
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
Patheon's commercial manufacturing outsourcing services ("CMO") relate primarily to various sterile dosage forms, as well as solid oral, conventional and specialized dosage forms. The Company's sterile dosage forms include aseptically (sterile) filled and terminally sterilized liquids and vials, bottles and pre-filled syringes and sterile lyophilized (freeze-dried) products in vials. Conventional dosage forms include both coated and uncoated compressed tablets and hard shell gelatin and softgel capsules. The Company manufactures to customer specifications a wide variety of products in many packaging formats. The Company can be responsible for each aspect of the manufacturing and packaging process, from sourcing raw materials and packaging components to delivering the finished product in consumer-ready form to the customer's distribution facilities. As a result of our acquisition of all of the issued and outstanding shares of capital stock of Sobel USA Inc., a Delaware corporation, and Banner Pharmacaps Europe B.V., a private limited company organized under the laws of The Netherlands (collectively "Banner") for an aggregate purchase price of $269.0 million (the "Banner Acquisition"), the Company's services now also include development, licensing and commercialization of proprietary prescription, over the counter and nutritional products.
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
Segment Information
U.S. GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that, through the end of the year ended October 31, 2013 ("fiscal 2013"), it had two operating and reportable segments.

Foreign exchange translation
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
The Company now manufactures and sells proprietary products as a result of the Banner Acquisition. With respect to the sales of these products, the Company recognizes revenue when title has transferred to the customer and the customer has assumed the risks and rewards of ownership. The Company also has agreements with various distributors that allow the Company to share in product profits. The Company recognizes these profits once the distributor ships the product and title passes to the distributor's customer. The Company does not offer return policies to its customers except for defective products.
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
Goodwill
Goodwill represents the excess of the purchase price of the Company's interest in subsidiary companies over the fair value of the underlying net identifiable assets arising on acquisitions, with a significant amount being recorded in fiscal 2013 as a result of the Banner Acquisition. The Company tests goodwill for impairment at least annually in the fiscal fourth quarter, or when indications of potential impairment exist. The Company monitors for the existence of potential impairment indicators throughout the fiscal year. Testing is performed with respect to each of the Company's reporting units that have been allocated goodwill, which the Company has determined are the sites within its CMO segment.
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
Distribution expenses
Costs, such as freight and handling, associated with the distribution of Banner's products are expensed within SG&A expenses when incurred. Distribution costs were $2.6 million in fiscal 2013 and $0 in the year ended October 31, 2012 ("fiscal 2012").
Financial assets and liabilities
All financial instruments, including derivatives, are included in the consolidated balance sheets and are measured at fair value except for loans and receivables and other financial liabilities, which are measured at amortized cost. Held-for-trading financial instruments are recorded at cost as they are initiated and are subsequently measured at fair value and all revaluation gains and losses are included in net income (loss) in the period in which they arise. All financial instrument transactions are recorded on the settlement date. Please refer to Note 13—Financial Instruments, Fair Value and Risk Management.
The Company expenses as incurred all transaction costs, including fees paid to advisors and other related costs. Financing costs, including underwriting and arrangement fees paid to lenders are deferred and carried as an asset on the balance sheet and amortized into interest expense.

Derivatives and hedge accounting
The Company enters into foreign exchange forward contracts and collars to reduce its exposure to foreign currency denominated cash flows and changes in the fair value of foreign denominated assets and liabilities. Please refer to Note 13—Financial Instruments, Fair Value and Risk Management.
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
Inventories
Inventories consisting of raw materials, packaging components, spare parts, work-in-process, and finished goods are valued at the lower of cost and net realizable value. Cost approximates average cost, and includes cost of purchased materials, costs of conversion, namely labor and overhead, and other costs, such as freight in, necessary to bringing the inventories to their present location and condition.
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
Actuarial gains and losses arise from the difference between the actual long-term rate of return on plan assets for a period and the expected long-term rate of return on plan assets for that period, or from changes in actuarial assumptions used to determine the accrued benefit obligation. The excess of the net accumulated actuarial gain or loss over 10% of the greater of the benefit obligations and the fair value of plan assets is amortized over the average remaining service period of active employees. The average remaining service period of the active employees covered by the pension plans and the other retirement benefit plans at the measurement date of October 31, 2013 is 19 years (2012—18 years). When the restructuring of a benefit plan gives rise to both a curtailment and a settlement of obligations, the curtailment is accounted for prior to the settlement.
The cost of defined contribution plans is charged to earnings as funds are contributed by the Company.
Unfunded termination indemnities for the employees of the Company's subsidiary in Italy and Mexico are accrued based on Italian and Mexico severance pay statutes respectively. The liability recorded on the consolidated balance sheets is the amount to which the employees would be entitled if the employees' employment with the Company ceased.
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

•
the proceeds from the exercise of options, plus future period compensation expense on options granted on or after November 1, 2003, are assumed to be used to purchase restricted voting shares at the average price during the period; and

•
the number of restricted voting shares assumed to be dilutive, plus the weighted-average number of restricted voting shares outstanding during the year, is used in the denominator of the diluted earnings per share computation;

Since the Company was in a loss position in fiscal 2013, fiscal 2012 and the year ended October 31, 2011 ("fiscal 2011"), there is no dilutive effect. The Company did not include in the calculation of loss per share 11,017,225, 12,479,678, and 12,628,458 outstanding options in fiscal 2013, 2012 and 2011, respectively, because they were anti-dilutive in nature.
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

Recently issued accounting pronouncements

In April 2012, the Jumpstart Our Business Startups Act (the "JOBS Act") was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" can utilize the extended transition period that is typically available only for private companies for implementing new or revised accounting standards. In other words, as an "emerging growth company," the Company can delay the adoption of certain new or revised accounting standards until such time as those standards apply to private companies.  The Company has elected not to avail itself of this exemption and, therefore, will be implementing new or revised accounting standards at the same time as other public companies that are not "emerging growth companies." As a result of the Banner Acquisition, the Company ceased to be an emerging growth company as the Company exceeded $1.0 billion in revenue during fiscal 2013.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
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

3. BANNER ACQUISITION

Background
On December 14, 2012, the Company completed the Banner Acquisition. Banner is a pharmaceutical business focused on delivering proprietary softgel formulations, with four manufacturing facilities and a number of proprietary technologies and products.

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

The estimated purchase price allocation for the Banner Acquisition is as follows:

$
Cash and cash equivalents	12.7
Accounts receivable	53.4
Inventories	53.7
Income taxes receivable	4.3
Prepaid expenses and other	3.6
Deferred tax assets-short-term	1.8
Capital assets	91.0
Intangible assets	75.1
Goodwill	45.1
Deferred tax assets - long-term	0.1
Other long-term assets	0.3
Accounts payable and accrued liabilities	(35.7)
Deferred tax liabilities - short-term	(0.4)
Other long-term liabilities	(1.4)
Deferred tax liabilities-long-term	(34.6)
Total purchase price	269.0

The Company recorded all of the $45.1 million of goodwill to its CMO segment. In addition, the Company does not expect any of the goodwill to be tax deductible.

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
(1) In process research and development was classified as indefinite-lived intangible assets at the time of the acquisition and will either begin to be amortized upon product approvals or written-off if not approved.

Purchase price allocation and pre-acquisition adjustments

The Company continues to evaluate pre-acquisition contingencies and tax balances including deferred tax assets and liabilities relating to Banner that existed as of the acquisition date. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included as an adjustment to the purchase price allocation during the measurement period.

Financial results of the acquired business

The revenues and loss from continuing operations of Banner for the period from December 15, 2012 through October 31, 2013 included in the consolidated statement of operations are as follows:

2013
$
Revenues	217.3
Loss from continuing operations	(55.9)

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

	Twelve months ended October 31,
	2013	2012
	$	$
Revenues	1,056.7	1,016.4
Loss from continuing operations	(9.1)	(117.8)
Loss per share from continuing operations, basic and diluted	(0.065)	(0.909)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company and Banner, reflecting the Company's and Banner's combined results of operations for the twelve month periods ended October 31, 2013 and 2012. The historical financial information has been adjusted to give effect to the pro forma events that are (i) directly attributable to the Banner Acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results of the Company and Banner. The unaudited pro forma consolidated results reflect primarily the following pro forma adjustments:

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

4. DISCONTINUED OPERATIONS, PLANT CONSOLIDATIONS, SALES AND ASSET IMPAIRMENTS
Puerto Rico
The Company previously announced its plan to consolidate its Puerto Rico operations into its manufacturing site located in Manati and sell its plant in Caguas and that additional time was required to transition manufacturing operations from Caguas to Manati due to longer than expected customer regulatory time lines and increased product demand. The Company now expects the plant to close in the first quarter of fiscal 2014 and the total project repositioning expenses to be $14.2 million, of which $1.3 million was recorded in fiscal 2013. Because the business in the Caguas facility is being transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements.

As previously announced, on February 28, 2013, the Company entered into a sale-leaseback agreement for the Caguas facility for $7.0 million. The lease agreement is a month to month tenancy and the Company currently expects to vacate the facility as of January 31, 2014. As a result of the sale leaseback, the Company recorded a prepaid rent asset for $1.5 million during the second quarter, which it began amortizing immediately. A gain of $1.1 million was recognized upon the sale.
The results of discontinued operations for the Company's Carolina facility (which the Company closed effective January 31, 2009) for fiscal 2013, 2012 and 2011 are as follows:

	Years ended October 31,
	2013	2012	2011
	$	$	$
Revenues	—	—	—
Cost of goods sold	—	—	—
Gross loss	—	—	—
Selling, general and administrative expenses	0.2	0.4	0.6
Gain on sale of capital assets	—	(0.1)	—
Operating loss	(0.2)	(0.3)	(0.6)
Loss before income taxes	(0.2)	(0.3)	(0.6)
Net loss for the period	(0.2)	(0.3)	(0.6)

On February 17, 2012, the Company finalized the sale of the Carolina, Puerto Rico facility for a nominal amount.

United Kingdom
In the second quarter of fiscal 2012, the Company determined to make certain adjustments over the ensuing 24 to 36 months to the scale and scope of business conducted at its Swindon, U.K., facility. These adjustments include winding down or transferring non-cephalosporin commercial production to other facilities and, to the extent possible and commercially appropriate, directing PDS projects that require commercialization activities to other facilities. The Company is working with each of its affected commercial customers to develop plans to maintain supply chain continuity to the extent possible and commercially appropriate.

In connection with the change in the scale and scope of business to be conducted at its Swindon facility, the Company conducted an impairment analysis on long-term assets at the facility and concluded that a non-cash impairment charge of $57.9 million was required in the second quarter of fiscal 2012 to bring the assets down to their fair value of $9.5 million. The impairment charges reduced assets in the CMO segment by $55.1 million and PDS assets by $2.8 million.

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
Canada

Subsequent to the closing of the Banner Acquisition, the Company performed a review of Banner's facilities and decided to close the Olds, Alberta, Canada facility by October 31, 2013. As a result of this decision, the Company conducted an impairment analysis on the long-term assets at this facility. Based on this analysis, which is discussed more fully below, the Company concluded that a non-cash impairment charge of $11.8 million was required to reduce the carrying value of the long-term assets to their fair value and that a non-cash impairment charge of $0.1 million was required to reduce the carrying value of the goodwill allocated to the Olds, Alberta, Canada reporting unit to its fair value. The impairment charges reduced assets in the CMO segment by a total of $11.8 million, of which $10.1 million was recorded in the first quarter of fiscal 2013. In the fourth quarter of fiscal 2013, the Company signed an asset purchase agreement with an outside party for $3.8 million, subject to normal closing adjustments. The carrying value of the land, building, and equipment was therefore reduced to the sale price less residual equipment sold to other Patheon sites. This resulted in a $1.7 million impairment charge in the fourth quarter of fiscal 2013. The Olds, Alberta, Canada facility was sold on November 1, 2013.

Following the completion of the impairment analysis for the long-term assets at the Olds, Alberta, Canada facility, the Company evaluated whether the goodwill allocated to the Olds, Alberta, Canada reporting unit was impaired. The Company bypassed the qualitative assessment of whether it was more likely than not that goodwill was impaired, and performed the two-step impairment test. Because the reporting unit's carrying value is being reduced to net working capital plus the salvage value of the property, plant and equipment, the Company determined that there was no remaining value for the goodwill and thus it was fully impaired. The net amount required to be booked for the impairment of goodwill in the first quarter of fiscal 2013 was
$0.1 million.

On August 31, 2012, the Company completed the sale of Burlington Clinical Services ("BCS"), its global secondary clinical packaging and clinical distribution services business, to Bellwyck Packaging Solutions, a private company with 20 years experience providing clinical trial and contract services for secondary packaging. The total consideration for the sale of this business was approximately $2.70 million, of which $1.35 million was paid in cash at closing (subject to the retention of certain amounts in escrow) and $1.35 million to be paid in 24 months from the closing date if certain revenue targets are met by the new owner. The Company recognized a $0.4 million loss on the sale of the business in the consolidated statement of operations as "Loss on sale of capital assets."

5. SUPPLEMENTAL BALANCE SHEET INFORMATION
 Inventories

	As of October 31,
	2013	2012
	$	$
Raw materials, packaging components and spare parts	78.7	47.9
Work-in-process	42.3	34.4
Finished goods	16.8	—
Balance, end of the year	137.8	82.3

Change in finished goods inventory is a result of the Banner Acquisition.

Below is a roll-forward of the Company's inventory provisions for fiscal 2013 and 2012:

	As of October 31,
	2013	2012
	$	$
Balance, beginning of the year	(14.0)	(12.6)
Additions	(14.2)	(6.5)
Write-offs	4.4	5.1
Balance, end of the year	(23.8)	(14.0)

Accounts payable and accrued liabilities
The following is the breakdown of accounts payable and accrued liabilities:

	As of October 31,
	2013	2012
	$	$
Trade payables	133.0	101.2
Interest payable	1.7	1.0
Accrued salaries and related expenses	52.9	51.4
Customer deposits	16.7	16.4
Other accruals	17.6	16.2
Balance, end of the year	221.9	186.2

Intangible assets

As part of the Banner Acquisition, the Company obtained intangible assets. The following table summarizes gross carrying amounts and accumulated amortization related to the Company's identifiable intangible assets as of October 31, 2013:

	Gross carrying value	Accumulated amortization	Impairment	Net carrying value

Trade names	0.8	(0.1)	—	0.7
Technology	46.4	(3.6)	—	42.8
Customer relationships	11.1	(1)	—	10.1
In-process research and development	16.8	—	(1.3)	15.5
Foreign exchange	0.1	—	—	0.1
Balance, end of period	75.2	(4.7)	(1.3)	69.2

Banner's in-process research and development (“IP R&D”) is classified as definite-lived or indefinite-lived depending on whether the product has been approved. IP R&D for products that have been approved is classified as a definite-lived intangible asset and is amortized over the life of the product. IPR&D for products that have not been approved is classified as an indefinite-lived intangible asset and either begins to be amortized upon approval or is written-off if the product is not approved. During fiscal 2013, the Company curtailed two Banner IP R&D projects which resulted in a $1.2 million impairment charge. Additionally, as a result of the annual impairment testing of indefinite-lived intangible assets, the Company incurred an additional charge of $0.1 million in fiscal 2013.

Goodwill
The following table summarizes the changes between October 31, 2012 and October 31, 2013 in the carrying amount of goodwill in total and by reporting segment:

	Commercial	PDS	Corp. & Other	Total
Balance at October 31, 2012	3.5	—	—	3.5
Additions	45.1	—	—	45.1
Impairments	(0.1)	—	—	(0.1)
Balance at October 31, 2013	48.5	—	—	48.5

Deferred revenues

The following table summarizes the deferred revenue activity for each of fiscal 2013, 2012 and 2011:

Balance at October 31, 2010	$45.9
Cash received from customers	30.4
Cash repaid to customers	(3.1)
Amortization of deferred revenues	(45.0)
Foreign exchange	0.2
Other (1)	8.1
Balance at October 31, 2011	$36.5
Cash received from customers	25.2
Cash repaid to customers	(5.7)
Amortization of deferred revenues	(13.1)
Foreign exchange	(0.1)
Balance at October 31, 2012	$42.8
Cash received from customers	17.3
Cash repaid to customers	—
Amortization of deferred revenues	(18.3)
Foreign exchange	1.0
Other (1)	(7.7)
Balance at October 31, 2013	$35.1

(1) Other changes to deferred revenues primarily consist of movement between deferred revenue and other long-term liabilities and in fiscal 2011 the amendments and eventual cancellation of a manufacturing agreement.

6. CAPITAL ASSETS

	As of October 31,
	2013			2012
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
	$	$	$	$	$	$
Land	37.9	—	37.9	30.7	—	30.7
Buildings	309.6	78.8	230.8	298.0	94.3	203.7
Machinery and equipment	417.9	256.4	161.5	420.5	283.6	136.9
Office equipment (including software)	53.8	37.1	16.7	45.4	36.0	9.4
Furniture and fixtures	13.5	9.8	3.7	15.5	13.3	2.2
Construction in progress	46.1	—	46.1	33.5	—	33.5
Balance, end of the year	878.8	382.1	496.7	843.6	427.2	416.4

The amount of open purchase commitments related to authorized capital projects at October 31, 2013 and 2012 was approximately $9.9 million and $16.9 million, respectively. The expenditures related to the fiscal 2013 open purchase commitments are expected to be incurred during fiscal 2014. There were no capital leases included in the Capital Assets above.

7. SHORT-TERM BORROWINGS

	As of October 31,
	2013	2012
	$	$
Short-term insurance premium financing	3.0	2.4

8. LONG-TERM DEBT
Long-term debt in the accompanying consolidated balance sheets at October 31, 2013 and 2012 consists of the following:

	October 31, 2013	October 31, 2012
	$	$
Floating LIBOR plus 6.00% with LIBOR floor of 1.25% (currently 7.25%) due December 14, 2018 (the "Secured Term Loan")	569.3	—
Italian subsidized loan with annual interest rate of 0.5%, and maturity date of June 30, 2020	7.4	—
Italian bank loan with Euribor 6-month + 7.1% rate, and maturity date of June 30, 2020	0.8	—
8.625% senior secured notes due April 15, 2017 (the "Notes")	—	280.0
$85 million secured revolving credit facility maturing December 14, 2017, bearing interest ranging from 5.0% to 7.75% (the "Secured Revolving Facility")	43.7	—
$75 million senior secured revolving loan facility maturing April 23, 2014, bearing interest ranging from 4.03% to 5.75% based upon floating LIBOR, US, or CAD prime, or federal funds effective rates, plus applicable margins (the "ABL")	—	30.7
Total long-term debt outstanding	621.2	310.7
Less original issue discount, net of accumulated amortization of $2.1 million	(15.2)	—
Less current portion	(6.8)	—
Balance, end of the period	599.2	310.7

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

First Lien Leverage Ratio is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of the Company's and its restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by promissory notes or similar instruments plus the unrestricted cash of the Company and its restricted subsidiaries, in each case as set forth in the Credit Agreement, to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the Banner Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the Banner Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA, which, as discussed in Note 15, is the Company's measure of segment performance.

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
The Company's failure to maintain the required First Lien Leverage Ratio or its breach of the other covenants and requirements contained in the Credit Agreement could result in an event of default, which may allow the Company's lenders to accelerate the Company's debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. As of October 31, 2013, the Company was in compliance with the covenants and other requirements in the Credit Agreement.
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
As part of the Refinancing, effective December 14, 2012, the Company terminated all commitments and repaid all amounts owed under its ABL. In addition, on November 26, 2012, the Company commenced a cash tender offer for its $280.0 million of the Notes. As of 12:00 midnight, New York City time, on December 13, 2012, $279.4 million principal amount of the Notes had been tendered and not validly withdrawn, representing approximately 99.8% of the aggregate outstanding principal amount of the Notes. On December 14, 2012, the Company paid an aggregate of approximately $307.2 million in order to purchase the Notes tendered prior to December 14, 2012. In addition, the Company deposited with the trustee in respect of the Notes sufficient funds to redeem the remaining outstanding Notes on January 23, 2013 and pay accrued and unpaid interest thereon. As a result, the Company was released from its obligations under the Notes and the indenture governing the Notes pursuant to the satisfaction and discharge provisions of such indenture.

During the third quarter of fiscal 2013, the Company received assistance from the Italian government in the form of two loans. One loan is a subsidized loan for approximately €6.0 million, of which the Company received €5.4 million during the three months ended July 31, 2013 with the remaining €0.6 million to be received in the fiscal year ending October 31, 2014 ("fiscal 2014"). The subsidized loan has an annual interest rate of 0.5%, a maturity date of June 30, 2020 with fixed semi- annual payments. The other loan is a bank loan for approximately €0.7 million, of which the Company received €0.6 million during the three months ended July 31, 2013 with the remaining €0.1 million to be received in fiscal 2014. The bank loan has a Euribor 6-month + 7.1% annual interest rate, a maturity date of June 30, 2020 and six variable semi-annual payments beginning December 2017.

In addition to the two loans above, the Company was also approved to receive a grant for approximately €0.7 million to reimburse the Company for research and development costs incurred and was booked against the cost of goods sold in fiscal year 2013.
Estimated minimum annual repayments of long-term debt based on current exchange rates for the next five years are:

$
2014	6.8
2015	6.8
2016	6.8
2017	6.8
2018	50.8
Thereafter	543.2
Total payments	621.2

There are no capital leases included within the above future repayments of long-term debt.

9. OTHER LONG-TERM LIABILITIES

	As of October 31,
	2013	2012
	$	$
Defined benefit pension plans	17.6	22.3
Other post-employment benefits	7.8	8.0
Unfunded termination indemnities	6.4	5.7
Other long-term liabilities	10.0	11.8
	41.8	47.8

The unfunded termination indemnities relate to the employees of the Company's Italian subsidiary in 2012 and Italian and Mexican subsidiaries in 2013. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee's employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The Italian termination liability is adjusted annually by a cost-of-living index provided by the government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.1 million in fiscal 2013 and $3.0 million in fiscal 2012 to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for fiscal 2013, 2012 and 2011 amounted to $3.1 million, $3.0 million and $3.1 million, respectively.

The defined benefit and other benefit plans estimates above also do not include the unfunded termination indemnities related to the employees of the Company's Mexican subsidiary, which the Company acquired as part of the Banner Acquisition. According to the Mexican labor law, a termination indemnity is payable when a company terminates an employment relationship without justified cause (as defined in the labor law) and is equal to three months of salary and benefits, plus 20 days of salary and benefits per each credited service year. The termination indemnity liability is unfunded; therefore the liability is recognized through a reserve calculated by the actuaries. The related expense for fiscal 2013 was $0.4 million, and the reserve is recorded on the consolidated balance sheet as of October 31, 2013.
Other long-term liabilities at October 31, 2013, include $3.0 million of customer funded capital liabilities, $0.8 million of post-employment benefits, $2.5 million for a deferred compensation plan and $0.7 million of deferred rent liability. Other long-term liabilities at October 31, 2012, include $5.2 million of customer funded capital liabilities, $0.8 million of post-employment benefits, $2.2 million for a deferred compensation plan and $0.8 million of deferred rent liability.

10. EMPLOYEE FUTURE BENEFITS
Background
The Company has a number of defined benefit pension plans. In addition, it has other benefit plans that provide post-retirement healthcare and dental benefits. The Company measured the accrued benefit obligation and the fair value of plan assets for accounting purposes as of October 31, 2013 for the defined benefit pension and other benefit plans.

Information about the Company's defined benefit pension and other benefit plans, in aggregate, is as follows:

	Defined Benefit Pension Plans 2013	Other Benefit Plans 2013	Defined Benefit Pension Plans 2012	Other Benefit Plans 2012
	$	$	$	$
Change in benefit obligation
Benefit obligation, beginning of the year	112.4	8.0	111.0	7.0
Opening benefit obligation from Banner Acquisition	16.0	—	—	—
Current service cost	2.1	0.1	2.0	0.1
Prior year service costs	—	—	1.2	—
Interest cost	5.4	0.4	5.1	0.4
Member contributions during the year	0.4	—	0.3	—
Effect of curtailments	(1.6)	—	(7.9)	—
Benefits paid	(4.2)	(0.2)	(3.3)	(0.2)
Actuarial loss (gain)	3.5	(0.2)	4.3	0.7
Currency translation	(1.0)	(0.3)	(0.3)	—
Benefit obligation, end of the year	133.0	7.8	112.4	8.0
Change in plan assets
Market value of plan assets, beginning of year	90.1	—	80.3	—
Opening market value of plan assets from Banner Acquisition	15.6	—	—	—
Actual return on plan assets	8.9	—	6.9	—
Member contributions during the year	0.4	—	0.3	—
Employer contributions	6.4	0.2	5.6	0.2
Benefits paid	(4.2)	(0.2)	(3.3)	(0.2)
Currency translation	(1.1)	—	0.3	—
Market value of plan assets, end of the year	116.1	—	90.1	—

Unfunded status of plans at October 31,	(16.9)	(7.8)	(22.3)	(8.0)

As of October 31, 2013 and 2012, other long-term liabilities included an accrued benefit liability of $25.4 million and $30.3 million, respectively, for the defined benefit pension plan and the other benefit plan. As of October 31, 2013 and 2012, other long-term assets included an accrued benefit asset of $0.7 million and $0.0 million, respectively. A total of $27.0 million and $29.4 million of combined net actuarial losses and unrecognized prior service costs are included in other comprehensive income for fiscal 2013 and 2012, respectively, and have not yet been recognized as a component of net periodic pension costs. Please refer to Note 9—Other Long-Term Liabilities.

 Pension plan assumptions
The following weighted-average assumptions were used to determine the projected benefit obligation of the Company's defined benefit and other post retirement plans at the end of the respective fiscal year:

	Defined Benefit Plans		Other Benefit Plans
	2013	2012	2013	2012
Discount rate	4.4%	4.7%	4.3%	5.2%
Rate of future compensation increases	3.1%	3.5%	—%	—%

The following weighted-average assumptions were used to determine the net periodic benefit cost of the Company's defined benefit and other post retirement plans during the respective fiscal year:

	Defined Benefit Plans			Other Benefit Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.6%	4.9%	5.2%	4.3%	5.2%	5.2%
Expected long-term return on plan assets	5.3%	5.9%	6.9%	—%	—%	—%
Rate of future compensation increases	3.1%	3.5%	3.9%	—%	—%	—%

The 4.4% weighted-average discount rate used to determine the projected benefit obligation of the Company's plans at the end of fiscal 2013 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan's characteristics, to select a rate at which the Company believes the pension benefits could have been effectively settled.
The Company selects an expected long-term rate of return on its pension plan assets and, in doing so, considers a number of factors including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the pension plan portfolios' asset allocations over a variety of time periods and compared them with third-party studies and reviewed the performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company's assumptions are based primarily on its estimates of long-term prospective rates of return. Using the aforementioned methodologies, the Company selected the 5.3% long-term rate of return on plan assets assumption used for the pension plans during fiscal 2013. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company's current expectation for such increases.

An approximate 8% annual rate of increase in the per capita cost of covered health care and dental benefits was assumed for fiscal 2013, with the assumption that the rate will decrease gradually over the next five years to 6% and will remain at that level thereafter. The following table outlines the effects of a one-percentage-point increase and decrease in the assumed health care and dental benefit trend rates.

(in millions of USD)	Benefit Obligation	Benefit Expense
	$	$
Impact of:
1% increase	1.1	0.1
1% decrease	(1.0)	(0.1)

The cost components of the Company's defined benefit pension plan and other benefit plans in aggregate are as follows:

	Years ended October 31,
	2013		2012		2011
	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans
	$	$	$	$	$	$
Service cost	2.1	0.1	2.0	0.1	4.0	0.1
Interest cost	5.4	0.4	5.1	0.4	5.3	0.4
Expected return on plan assets	(5.7)	—	(5.1)	—	(5.0)	—
Amortization of actuarial loss	1.2	—	1.1	—	0.5	—
Amortization of prior service costs	0.1	—	0.3	—	—	—
Curtailment effect	(0.7)	—	—	—	—	—
Net periodic benefit costs	2.4	0.5	3.4	0.5	4.8	0.5

Amounts for fiscal 2013 include the defined benefit pension plans for Mexico and The Netherlands under which the Company became obligated in connection with the Banner Acquisition.

Based on current information available from actuarial estimates, the Company anticipates that contributions required under its defined benefit pension plans and other benefit plans for fiscal 2014 will be approximately $7.0 million, compared to contributions of $6.6 million and $5.8 million that were made in fiscal 2013 and 2012, respectively. Required contributions to defined benefit pension plans in future years will be dependent upon a number of variables, including the long-term rate of return on plan assets. The amounts that the Company will be required to contribute to such plans in the future may vary.

The Company also provides retirement benefits for the majority of its employees at its Canadian, U.S., U.K. and Puerto Rican sites under defined contribution pension plans. The total expense for the plans amounted to $4.8 million, $4.5 million and $2.8 million for fiscal 2013, 2012 and 2011, respectively.

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
Total cash payments for employee future benefits totaled $11.4 million, $10.3 million and $14.6 million for fiscal 2013, 2012 and 2011, consisting of cash contributed by the Company to its defined benefit pension plans of $6.4 million, $5.6 million and $10.8 million, cash payments directly to beneficiaries for its other benefit plans of $0.2 million, $0.2 million and $0.2 million and cash contributed to its defined contribution plans of $4.8 million, $4.5 million and $2.8 million, respectively.
Pension plan assets

The Pension Committee for the Company's defined benefit plans (the "Pension Committee") has adopted (and revises from time to time) an investment policy for the Canadian, U.K., Mexico, and The Netherlands defined benefit plans with the objective of meeting or exceeding, over time, the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. In connection with this objective, the Pension Committee retains professional investment managers that invest plan assets in the following asset classes: equity and fixed income securities and cash and other investments, which may include hedge funds and private equity and global balanced strategies.
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

	Defined Benefit Plans Canada	Defined Benefit Plans U.K.	Defined Benefit Plans Mexico	Defined Benefit Plans The Netherlands
Asset Category:
Equity securities	30-85%	25%	0-5%	10%
Debt securities	30-70%	25%	95-100%	79%
Other	0-20%	50%	—%	11%

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
The fair values of the defined benefit plans' assets at October 31, 2013, by asset categories were as follows:

Defined Benefit Plans	Total	Level 1	Level 2	Level 3
	$	$	$	$
Asset Category:
Equity securities	40.6	—	40.6	—
Debt securities	37.2	2.1	35.1	—
Cash and other investments	38.3	0.6	37.7	—
Total pension plan assets at fair value	116.1	2.7	113.4	—
The fair values of the defined benefit plans' assets at October 31, 2012, by asset categories were as follows:

Defined Benefit Plans	Total	Level 1	Level 2	Level 3
	$	$	$	$
Asset Category:
Equity securities	33.5	—	33.5	—
Debt securities	24.0	—	24.0	—
Cash and other investments	32.6	—	32.6	—
Total pension plan assets at fair value	90.1	—	90.1	—

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

	Total Defined Benefit Plan Payments	Total Other Benefit Plan Payments
	$	$
2014	3.0	0.2
2015	3.3	0.3
2016	3.5	0.3
2017	3.5	0.3
2018	3.9	0.3
Thereafter	22.1	2.3
	39.3	3.7

The Company expects to incur approximately $0.9 million of amortization from actuarial losses as part of its pension costs in fiscal 2014.

11. SHAREHOLDERS' EQUITY
Share capital
Share capital consists of the following:

	As of October 31,
	2013	2012
	$	$
Authorized
Unlimited Class I preferred shares—Issuable from time to time in one or more series, each series comprising the number of shares and having the designation, rights, privileges, restrictions and conditions determined by the Company's Board of Directors.	—	—
Unlimited restricted voting shares.	—	—
Issued and outstanding
Restricted voting shares of 140,930,525; (2012—129,297,892)	610.6	572.5
Restricted voting shares

The Company's articles were amended on April 26, 2007 to re-designate the common shares as restricted voting shares. This occurred in connection with the issuance of the Class I, Preferred Shares, Series D. The holders of the Class I, Preferred Shares, Series D have the right to elect three of nine members of the Board of Directors. The holders of Patheon's restricted voting shares have the right to elect the remaining members of the Board of Directors. Under the rules of the TSX, voting equity securities are not to be designated, or called, common shares unless they have a right to vote in all circumstances that is not less, on a per share basis, than the voting rights of each other class of voting securities. Accordingly, the Company amended its articles to re-designate the common shares as restricted voting shares. This re-designation involved only a change in the name of the securities; the number of shares outstanding and the terms and conditions of the outstanding shares were not affected by the change.
As of October 31, 2013, JLL Patheon Holdings and its affiliates ("JLL") owned an aggregate of 78,524,986 Patheon restricted voting shares, representing approximately 56% of Patheon's total restricted voting shares outstanding.
Incentive stock option plan
The Company has an incentive stock option plan in which directors, officers and key employees of the Company and its consolidated subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, are eligible to participate. On March 10, 2011, the Company's shareholders approved an amendment to the stock option plan, which, among other things, provides that the maximum number of shares that may be issued under the plan is 15,500,151, which currently represents 11% of the issued and outstanding restricted voting shares. The plan previously provided that the maximum number of shares that may be issued under the plan was 7.5% of the sum, at any point in time, of the issued and outstanding restricted voting shares of the Company and the aggregate number of restricted voting shares issuable upon exercise of the conversion rights attached to the issued and outstanding Class I Preferred Shares, Series C of the Company. As of October 31, 2013, 2012 and 2011, the total number of restricted voting shares issuable under the plan was 15,500,151 shares, 15,500,151 shares and 15,500,151 shares, respectively, and there were stock options outstanding to purchase 11,017,225 shares, 12,479,678 shares and 12,628,458 shares, respectively, under the plan. Before the March 2011 amendments, the plan provided that the exercise prices of options were determined at the time of grant and could not be less than the weighted-average market price of the Company's restricted voting shares on the TSX during the two trading days immediately preceding the grant date. Following the March 2011 amendments, the exercise prices of the options may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the grant date. Options generally expire in no more than 10 years after the grant date and are subject to early expiry in the event of death, resignation, dismissal or retirement of an optionee. Options generally have vesting periods of either three years or five years, with either one-third or one-fifth vesting on each anniversary of the grant date, respectively; however, on June 18, 2012 the Company granted 1,291,750 options to its executive committee members (other than its CEO) that vest upon the earlier of (i) the achievement of an adjusted EBITDA target or (ii) five years after the date of grant.
A summary of the plan and changes during each of fiscal 2013, 2012 and 2011 are as follows:

	2013		2012		2011
(Dollar amounts in Canadian dollars)	Shares Number	Weighted- Average Exercise Price	Shares Number	Weighted- Average Exercise Price	Shares Number	Weighted- Average Exercise Price
		$		$		$
Outstanding, beginning of the year	12,479,678	2.54	12,628,458	2.88	8,327,357	3.26
Granted	1,630,000	4.19	2,968,502	2.08	5,862,000	2.50
Exercised	(2,229,150)	2.66	(129,966)	2.59	—	—
Forfeited	(863,303)	2.95	(2,987,316)	3.37	(1,560,899)	3.34
Outstanding, end of the year	11,017,225	2.72	12,479,678	2.54	12,628,458	2.88
Exercisable, end of the year	3,052,975	2.64	3,717,875	2.91	3,893,124	3.65

The following table summarizes changes in the number and weighted-average grant date fair value of non-vested stock option awards during fiscal 2013:

(Dollar amounts in Canadian dollars)	Non-Vested Stock Option Awards	Weighted- Average Grant Date Fair Value
		$
Balance at beginning of the year	8,761,802	1.24
Granted	1,630,000	2.17
Vested	(1,922,550)	1.29
Forfeited	(505,002)	1.18
Balance at end of the year	7,964,250	1.43

The following table summarizes information about options outstanding at October 31, 2013:

(Dollar amounts in Canadian dollars)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
			$		$
$1.54 - 2.07	2,729,750	8.5	1.94	429,100	1.82
$2.08 - 2.61	2,179,700	6.0	2.52	1,286,100	2.57
$2.62 - 2.88	4,000,000	7.4	2.62	1,000,000	2.62
$2.89 - 3.77	815,438	7.3	3.32	225,438	3.39
$3.78 - 11.21	1,292,337	8.7	4.60	112,337	5.33
Total	11,017,225			3,052,975

The Company issued 2,229,150 and 129,966 restricted voting shares with an intrinsic value of approximately $3.1 million and $0.2 million under the stock option plan during fiscal 2013 and 2012. The Company did not issue any restricted voting shares under the stock option plan during fiscal 2011.

For purposes of calculating the stock-based compensation expense in connection with the Company's incentive stock option plan, the fair value of stock options is estimated at the date of the grant using the Black-Scholes option pricing model and the cost is amortized over the vesting period.
The weighted-average fair value per share of stock options granted during fiscal 2013, 2012 and 2011 was $2.17, $1.08 and $1.30, respectively. The fair value of stock options for purposes of determining stock-based compensation was estimated on the date of grant using the following assumptions:

	2013	2012	2011
Risk free interest rate	1.4%	1.3%	2.5%
Expected volatility	60%	58%	59%
Expected weighted-average life of options	5.1 years	5.5 years	5 years
Expected dividend yield	0%	0%	0%

The Company recorded stock-based compensation expense in fiscal 2013, 2012 and 2011 of $3.2 million, $3.1 million and $3.5 million, respectively.

The total fair value of shares that vested during fiscal 2013, 2012 and 2011 was $2.5 million, $2.6 million and $2.0 million, respectively. As of October 31, 2013, the total unrecognized compensation cost related to the non-vested stock options was $4.7 million, which is expected to be recognized through fiscal 2018, with a weighted-average remaining vesting period of 2.17 years.

12. OTHER INFORMATION
Foreign exchange
During fiscal 2013, the Company recorded a foreign exchange loss on cash flow hedges and transactions related to operating exposures of $0.8 million. During fiscal 2012 and 2011, the Company recorded a foreign exchange loss and gain on cash flow hedges and transactions related to operating exposures of $0.5 million and $1.6 million, respectively.
Net change in non-cash working capital balances related to continuing operations
The net changes in non-cash working capital balances related to continuing operations are as follows:

	2013	2012
	$	$
Accounts receivable	24.4	(17.8)
Inventories	(0.8)	(2.7)
Income taxes receivable	(1.6)	2.2
Prepaid expenses and other	(1.3)	0.7
Accounts payable and accrued liabilities	(11.0)	5.3
Income taxes payable	(0.9)	5.5
	8.8	(6.8)

Related party transactions
Revenues for contract manufacturing from a company controlled by Joaquin B. Viso (the "Viso Affiliate"), a director and significant shareholder of the Company, were $0.0 million in fiscal 2013 and less than $0.3 million and $0.1 million for fiscal 2012 and 2011, respectively. These transactions were conducted in the normal course of business and are recorded at the exchanged amounts. Accounts receivable at October 31, 2013 and 2012 were nil, respectively, resulting from these transactions. In addition, Patheon manufactures a product for a third party for which the product's intellectual property is owned by the Viso Affiliate. The manufacturing agreement was originally contracted between the third party and the Viso Affiliate, but has been administered directly between Patheon and the third party on normal commercial terms since 2003.
As of October 31, 2013 and 2012, the Company had an investment of $5.8 million and $4.0 million, respectively, representing an 18% interest in two Italian companies (collectively referred to as "BSP Pharmaceuticals") whose largest investor was an officer of the Company until December 31, 2009. These companies specialize in the manufacture of cytotoxic pharmaceutical products. As a result of the shareholders' agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals' operations, the Company accounts for its investment in BSP Pharmaceuticals using the equity method. Accordingly, for fiscal 2013, 2012 and 2011, the Company recorded investment income of $1.5 million, $1.0 million and less than $0.1 million, respectively.
In connection with its investment in BSP Pharmaceuticals, the Company has a management services agreement with BSP Pharmaceuticals that provides on-going sales and marketing services, and provided engineering and operational services during the construction of the BSP facility which was completed in 2008. There were no management fees recorded under this agreement for fiscal 2013, 2012 and 2011. Accounts receivable as of October 31, 2013 and 2012 include a balance of $0.0 million, in connection with the management services agreement.
In connection with certain of BSP Pharmaceuticals' bank financing, the Company had made commitments that it would not dispose of its interest in BSP Pharmaceuticals prior to January 1, 2011, and if needed, irrevocably inject equity (pro-rata) in order to ensure BSP complies with certain specific bank covenants.

The board of directors of the Company authorized management to provide the support and resources of the Company to JLL in connection with the proposed transaction that is discussed in “Note 20-Subsequent Events.” JLL agreed to reimburse the Company from time to time, within 30 days following its receipt of demand therefor and reasonably detailed invoices related thereto, for certain reasonable expenses incurred by the Company in connection with, among other things, but not limited to, expenses incurred in connection with the due diligence review, tax structuring, and integration strategy and planning related to the proposed transaction. As of October 31, 2013, the Company had $3.6 million as a receivable due from JLL.
Please refer to “Note 20-Subsequent Events” for information regarding the Arrangement Agreement (as defined in such note).

13. FINANCIAL INSTRUMENTS, FAIR VALUE AND RISK MANAGEMENT
Categories of financial assets and liabilities
The carrying values of the Company's financial instruments, including those held for sale on the consolidated balance sheets are classified into the following categories:

As of October 31,	2013	2012
	$	$
Held-for-trading[1]	61.6	39.4
Loans and receivables[2]	191.3	161.7
Other financial liabilities[3]	830.9	499.3
Derivatives designated as effective hedges[4]—gain (loss)	(4.2)	1.4
Other derivatives[5]	0.2	0.3
 _____________________________

(1)	Includes cash and cash equivalents in bank accounts bearing interest rates up to 1%.

(2)	Includes accounts receivable, net of an allowance for doubtful accounts of $1.8 million and $0.8 million at October 31, 2013 and 2012, respectively.

(3)	Includes bank indebtedness, accounts payable, accrued liabilities and long-term debt.

(4)	Includes the Company's forward contracts and collars in 2013 and 2012.

(5)	Includes the contingent consideration receivable related to the Burlington sale.
The Company has determined the estimated fair values of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. The fair values of the Company's financial instruments are not materially different from their carrying values.
The Credit Agreement is not collateralized by accounts receivable or inventory. Please refer to Note 8—Long Term Debt.
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

The fair value is principally applied to financial assets and liabilities such as derivative instruments consisting of foreign exchange forward contracts and collars. The following table provides a summary of the financial assets and liabilities that are measured at fair value as of October 31, 2013 and 2012:

	Fair value measurement at October 31, 2013 using:				Fair value measurement at October 31, 2012 using:
Assets measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	—	—	—	—	—	2.1	—	2.1
Total assets	—	—	—	—	—	2.1	—	2.1

Contingent consideration receivable	—	—	0.2	0.2	—	—	0.3	0.3
Total assets	—	—	0.2	0.2	—	—	0.3	0.3

	Fair value measurement at October 31, 2013 using:				Fair value measurement at October 31, 2012 using:
Liabilities measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Derivatives designated as hedging instruments - Short Term:
Foreign exchange forward contracts	—	2.6	—	2.6	—	—	—	—
Foreign exchange collars	—	0.8	—	0.8	—	0.7	—	0.7
	—	3.4	—	3.4	—	0.7	—	0.7

Derivatives designated as hedging instruments - Long Term:
Foreign exchange forward contracts	—	0.8	—	0.8	—	—	—	—
	—	0.8	—	0.8	—	—	—	—

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of October 31, 2013 and 2012:

	Asset Derivatives as of October 31, 2013		Asset Derivatives as of October 31, 2012
Fair values of derivative instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other	—	Prepaid expenses and other	1.8
Foreign exchange forward contracts	Other long-term assets	—	Other long-term assets	0.3
Contingent consideration receivable	Prepaid expenses and other	0.2	Prepaid expenses and other	—
Total designated derivatives		0.2		2.1

Contingent consideration receivable	Other long-term assets	—	Other long-term assets	0.3
Total non-designated derivatives		—		0.3

	Liability Derivatives as of October 31, 2013		Liability Derivatives as of October 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		$		$
Derivatives designated as hedging instruments:
Foreign exchange collars	Accounts payable and accrued liabilities	0.8	Accounts payable and accrued liabilities	0.3
Foreign exchange collars	Other long-term liabilities	—	Other long-term liabilities	0.4
Foreign exchange forwards	Accounts payable and accrued liabilities	2.6	Accounts payable and accrued liabilities	—
Foreign exchange forwards	Other long-term liabilities	0.8	Other long-term liabilities	—
Total designated derivatives		4.2		0.7

On August 31, 2012, the Company completed the sale of its global secondary clinical packaging and clinical distribution services business to Bellwyck Packaging Solutions. The total consideration for the sale of this business was approximately

$2.70 million, of which $1.35 million was paid in cash at closing (subject to the retention of certain amounts in escrow) and $1.35 million to be paid in 24 months from the closing date if certain revenue targets are met by the new owner.

The $1.35 million that will be paid 24 months following closing is treated as a contingent consideration receivable for accounting purposes. The contingent consideration receivable was valued at $0.3 million on the closing date at fair value based upon the present value of the agreed-upon revenue targets. The fair value of the contingent consideration receivable is marked to market on a quarterly basis with an adjustment to the related receivable and the gain/loss on sale of assets.

There was no change in the fair value of the Company's Level 3 financial instrument as of October 31, 2013.

The following table presents a roll-forward of the Company's only Level 3 financial instrument as of October 31, 2013:

(in millions of USD)	Contingent Consideration	Total
	$	$
Opening balance	0.3	0.3
Purchases	—	—
Issues	—	—
Total gains (losses)
In net loss	—	—
In other comprehensive income (foreign exchange)	(0.1)	(0.1)
Settlements	—	—
Transfers out of Level 3	—	—
Closing balance (October 31, 2013)	0.2	0.2

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
As of October 31, 2013, the Company's Canadian operations had entered into foreign exchange forward contracts to sell an aggregate amount of $106.3 million. These contracts hedge the Canadian operations' expected exposure to U.S. dollar denominated cash flows and mature at the latest on July 2, 2015, at an average exchange rate of $1.0162 Canadian. The mark-to-market value of these financial instruments as of October 31, 2013 was an unrealized loss of $3.4 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.
As of October 31, 2013, the Company's Canadian operations had entered into foreign exchange collars to sell an aggregate amount of US $24.2 million. These contracts hedge the Canadian operations' expected exposure to U.S. dollar denominated cash flows and mature at the latest on July 2, 2014, at an average exchange rate of $0.9938 Canadian. The mark-to-market value of these financial instruments as of October 31, 2013 was an unrealized loss of $0.8 million, which has been recorded in accumulated other comprehensive income in shareholders' equity, net of associated income tax.
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

Risks arising from financial instruments and risk management
The Company's activities expose it to a variety of financial risks, including market risk (including foreign exchange and interest rate), credit risk and liquidity risk. The Company's overall risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Company's financial performance. The Company uses derivative financial instruments to hedge certain risk exposures. The Company does not purchase any derivative financial instruments for speculative purposes.
Risk management is the responsibility of the Company's corporate finance team. The corporate finance team works with the Company's operational personnel to identify, evaluate and, where appropriate, hedge financial risks. The Company's corporate finance team also monitors material risks and discusses them with the Audit Committee of the Board of Directors.
Foreign exchange risk
As of October 31, 2013, the Company operated in Canada, the United States, Italy, France, the United Kingdom, Netherlands, Mexico and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates ("transaction exposures") and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars ("translation exposures").
The Company's most significant transaction exposures arise in its Canadian operations. Approximately 90% of the revenues of the Canadian operations and approximately 10% of its operating expenses are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company's current U.S. denominated net inflows, for the year ended October 31, 2013, fluctuations of +/-10% would, everything else being equal, have an effect on loss from continuing operations before taxes of approximately +/- $18.5 million, prior to hedging activities.
The objective of the Company's foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company's earnings. The Company manages this risk by entering into foreign exchange forward contracts. As of October 31, 2013, the Company has entered into forward foreign exchange contracts to cover approximately 80% of its expected Canadian-U.S. dollar cash flow exposures for fiscal 2014. The Company does not currently hedge any translation exposures.
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
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also monitors the utilization of credit limits regularly. In cases where the credit quality of a customer does not meet the Company's requirements, a cash deposit is received before any services are provided. As of October 31, 2013 and 2012, the Company held deposits of $16.7 million and $16.4 million, respectively.
The carrying amount of accounts receivable is reduced through the use of an allowance account and the amount of the loss is recognized in the consolidated statements of operations within operating expenses. When a receivable balance is considered uncollectible, it is written off against the allowance for accounts receivable. Subsequent recoveries of amounts previously written off are credited against operating expenses in the consolidated statements of operations.

Liquidity risk
Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. The Company's objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on hand and through the availability of funding from credit facilities. As of October 31, 2013, the Company was holding cash and cash equivalents of $61.6 million and had undrawn lines of credit available to it of $66.1 million. The contractual maturities of the Company's financial liabilities are presented in Note 8—Long-Term Debt.

14. INCOME TAXES

The following is a reconciliation of the expected income tax (benefit) expense obtained by applying a single statutory tax rate of 25.00% (which is a mixture of federal and provincial rates) of Patheon Inc., to the loss from continuing operations before income taxes.

	As of October 31,
	2013	2012	2011
	$	$	$
Expected income tax benefit using statutory tax rates	(10.6)	(15.9)	(3.9)
Change in valuation allowance	19.0	56.6	4.0
Permanent differences and other:
Foreign	(4.1)	3.4	2.3
Domestic	(5.5)	(2.2)	(5.6)
Foreign rate differentials	(5.4)	1.5	2.5
Other	—	—	1.8
(Benefit from) provision for income taxes	(6.6)	43.4	1.1
Effective tax rate	15.6%	(68.9)%	(7.5)%

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

The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2013	2012
	$	$
Net operating loss carry-forward	33.4	18.0
Accounting provisions not currently deductible for tax purposes	21.8	17.7
Unrealized foreign exchange losses (gains) on debt	5.6	(0.4)
Deferred financing costs	5.1	0.2
Deferred revenue	11.0	12.2
Unclaimed R&D expenditures	16.8	14.0
Investment tax credits and other credits	27.0	20.1
Other	0.4	—
Tax depreciation in excess of book depreciation	(40.1)	(28.5)
Valuation allowance	(91.8)	(72.0)
Purchased intangible assets	(26.5)	—
	(37.3)	(18.7)

The short-term and long-term deferred income tax assets and liabilities after netting are as follows:

	2013	2012
	$	$
Short-term deferred income tax assets	6.2	4.3
Long-term deferred income tax liabilities	(43.5)	(23.0)
	(37.3)	(18.7)

The Company has tax-effected net operating losses, consisting of federal, state and foreign, of $31.6 million; $15.7 million of the losses have an indefinite life and $15.9 million have expiry dates ranging from October 31, 2015 to October 31, 2033. The Company has tax credits of $39.6 million with expiry dates beginning October 31, 2017.
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
At the end of each quarter of fiscal 2013 the Company assessed its need for valuation allowances against its deferred tax assets in certain jurisdictions. The Company determined that it is more likely than not that a portion of its U.S. tax assets will not be realized and therefore required a valuation allowance against them. In addition, the Company released a portion of its previously established U.S. valuation allowance on other tax assets due to a change in judgment about the ability of the Company to realize those assets in the future. The net effect was an increase to the valuation allowance on the Company’s U.S. tax assets.
As of October 31, 2013 and 2012, unrecognized tax benefits were $3.8 million and $0.8 million, respectively. The increase is primarily related to assets acquired in the Banner Acquisition. At October 31, 2013 and 2012, unrecognized tax benefits of $2.6 million and $0.0 million, respectively, related to permanent income tax differences, will have a favorable effect on the Company's effective tax rate if recognized; the remaining balance would result in a reclassification on the balance sheet.

The Company classifies interest recognized under ASC 740 as a component of interest expense in the consolidated statements of operations. Penalties, if incurred, are recorded as other operating expenses in the consolidated statements of operations. The Company recorded no material amount of interest expense or penalties under ASC 740 for fiscal 2013 and 2012.
For Canadian purposes, the Company is generally no longer subject to examinations for the fiscal years ended October 31, 2008 and prior. During 2012, the Canadian company was under examination by the Canada Revenue Agency for the fiscal years ended October 31, 2007 through October 31, 2008. The audit was concluded in fiscal 2013 resulting in a net deferred tax benefit to the company of $1.1 million.
During fiscal 2012, the U.S. Internal Revenue Service conducted a desk review of the U.S. federal income tax return for the Company’s October 31, 2010 tax year as a result of a net operating loss carry-back. There were no adjustments proposed and the case was under review by the Joint Committee on Taxation. In fiscal 2013, the Joint Committee on Taxation accepted the findings of the Service.
During fiscal 2013, the U.S. Internal Revenue Service initiated an audit of the Company’s consolidated October 31, 2011 tax year. The file was closed with no adjustments to taxable income. During fiscal 2013, the U.S. Internal Revenue Service initiated an examination of Banner's December 31, 2011 U.S. federal income tax returns. The Company has been indemnified by the sellers in the event of an unforeseen adjustment to taxable income.
During fiscal 2011, the French tax authority concluded an examination of the Company’s income tax returns for the years ended October 31, 2007 and 2008. The Company appealed the assessment related to transfer pricing, but the French authorities maintained the assessment and the Company appealed. The examination was closed in November 2013 with no adjustments to taxable income.
Statutes related to foreign and state jurisdictions are open from October 31, 2007 to October 31, 2013. Certain carry forward tax attributes generated in prior years remain subject to examination and adjustment.

During the next 12 months, the Company expects no material change in the total amount of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of the tax reserves is as follows:

Balance at October 31, 2010	$1.4
Decrease related to positions taken in the current year	(0.8)
Increase based on tax positions taken in current year	0.2
Balance at October 31, 2011	$0.8
Decrease related to positions taken in the current year	—
Increase based on tax positions taken in current year	—
Balance at October 31, 2012	$0.8
Decrease related to positions taken in the current year	(0.2)
Increase based on tax positions taken in current year	3.3
Reductions related to lapse of applicable statute of limitations	(0.1)
Balance at October 31, 2013	$3.8

Below is a breakout of the Company's (loss) income from continuing operations before income taxes and applicable provision for (benefit from) income taxes:

	Years ended October 31,
	2013	2012	2011
Loss from continuing operations before income taxes	$	$	$
Domestic	(30.6)	(14.3)	(12.5)
Foreign	(11.7)	(48.7)	(2.2)
	(42.3)	(63.0)	(14.7)

	Years ended October 31,
	2013	2012	2011
(Benefit from) provision for income taxes	$	$	$
Domestic - Current	—	—	—
Domestic - Deferred	—	34.4	—
Foreign - Current	8.7	9.2	1.6
Foreign - Deferred	(15.3)	(0.2)	(0.5)
	(6.6)	43.4	1.1

15. SEGMENTED INFORMATION
Through the end of fiscal 2013, the Company was organized and managed in two operating and reportable segments: CMO and PDS. These segments were organized around the service activities provided to the Company's customers.

	As of and for the year ended October 31, 2013
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	876.8	146.3	—	1,023.1
Adjusted EBITDA	146.0	41.0	(40.8)	146.2
Total assets	905.7	71.8	100.3	1,077.8
Depreciation	43.8	3.8	0.8	48.4
Impairment	13.1	—	—	13.1
Goodwill	48.5	—	—	48.5
Capital expenditures	45.4	4.3	0.1	49.8

	As of and for the year ended October 31, 2012
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	610.7	138.4	—	749.1
Adjusted EBITDA	92.4	30.7	(35.7)	87.4
Total assets	617.4	69.7	55.8	742.9
Depreciation	35.0	4.9	0.9	40.8
Impairment	55.1	2.8	—	57.9
Goodwill	3.5	—	—	3.5
Capital expenditures	47.3	4.7	1.4	53.4

	As of and for the year ended October 31, 2011
	Commercial	PDS	Corp. & Other	Total
	$	$	$	$
Revenues	572.6	127.4	—	700.0
Adjusted EBITDA	85.1	24.1	(30.3)	78.9
Total assets	673.0	84.5	67.1	824.6
Depreciation	46.4	5.8	1.0	53.2
Goodwill	3.5	—	—	3.5
Capital expenditures	38.4	8.8	0.6	47.8

Cash and cash equivalents as well as deferred tax assets are considered to be part of "Corp. & Other" in the breakout of total assets shown above. In fiscal 2013, the impairment of $13.1 million related to impairment of Olds, Alberta, Canada facility for $11.8 million and $1.3 million relating to impairment of Banner's IP R&D. In fiscal 2012 the Company, following an impairment analysis, recorded impairment charges of $57.9 million related to its Swindon facility.
We evaluate the performance of our segments based on segment Adjusted EBITDA. Commencing with the first quarter of fiscal 2013, we revised our calculation of Adjusted EBITDA to exclude stock-based compensation expense, consulting costs related to our operational initiatives and purchase accounting adjustments. In addition, we recently incurred litigation expenses related to Procaps filing an antitrust complaint against us as a result of the Banner Acquisition. We determined that excluding these items from Adjusted EBITDA better reflected our segments' underlying performance. Based on the revisions to the definition of Adjusted EBITDA, we recasted the presentation of Adjusted EBITDA for fiscal 2011 and 2012 to be consistent with the current period presentation. Our Adjusted EBITDA (as revised) is now income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, income taxes, impairment charges, depreciation and amortization, stock-

based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, acquisition-related litigation expenses and other income and expenses. The Company's presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
Below is a reconciliation of Adjusted EBITDA to its closest U.S. GAAP measure.

	Years ended October 31,
	2013	2012	2011
	$	$	$
Adjusted EBITDA:
Total Adjusted EBITDA per above	146.2	87.4	78.9
Depreciation and amortization	(48.4)	(40.8)	(53.2)
Repositioning expenses	(15.8)	(6.1)	(7.0)
Acquisition and integration costs	(20.2)	(3.2)	—
Interest expense, net	(47.8)	(26.5)	(25.6)
Impairment charge	(13.1)	(57.9)	—
Gain (loss) on sale of capital assets	1.3	(0.4)	(0.2)
Refinancing expenses	(29.2)	—	—
Benefit from (provision for) income taxes	6.6	(43.4)	(1.1)
Consulting	(2.3)	(13.3)	(9.0)
Acquisition-related litigation expenses	(6.4)	—	—
Stock-based compensation expense	(3.2)	(3.1)	(3.5)
Purchase accounting adjustments	(5.0)	—	—
Other	1.6	0.9	4.9
Loss from continuing operations	(35.7)	(106.4)	(15.8)

As illustrated in the table below, revenues are attributed to countries based on the location of the customer's billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is located:

	As of and for the year ended October 31, 2013
	Canada	U.S.*	Europe	Other **	Total
	$	$	$	$	$
Revenues	22.0	607.3	333.4	60.4	1,023.1
Capital assets	116.5	180.8	191.9	7.5	496.7
Impairment	11.8	1.3	—	—	13.1
Goodwill	3.3	35.1	7.0	3.1	48.5
Intangible assets	1.0	48.0	12.2	8.0	69.2

	As of and for the year ended October 31, 2012
	Canada	U.S.*	Europe	Other	Total
	$	$	$	$	$
Revenues	13.7	434.2	259.4	41.8	749.1
Capital assets	115.7	144.8	154.4	1.5	416.4
Impairment	—	—	57.9	—	57.9
Goodwill	3.5	—	—	—	3.5

	As of and for the year ended October 31, 2011
	Canada	US*	Europe	Other	Total
	$	$	$	$	$
Revenues	12.0	348.9	302.4	36.7	700.0
Capital assets	115.6	133.6	223.3	1.7	474.2
Goodwill	3.5	—	—	—	3.5
_________________________________
 *    Includes Puerto Rico
**    Includes Mexico in fiscal 2013

During fiscal 2013, the Company did not have any one customer that accounted for more than 10% of the total revenues. During fiscal 2012, the Company had one customer that accounted for approximately 11% of total revenues. In fiscal 2011, the Company did not have any one customer that accounted for more than 10% of total revenues.

16. COMMITMENTS AND CONTINGENCIES
Operating leases
The Company has entered into long-term rental agreements expiring at various dates until 2020. The future rental payments for the next five years and thereafter are estimated as follows:

$
2014	4.7
2015	2.7
2016	1.4
2017	0.9
2018	0.9
Thereafter	0.5
Total payments	11.1

The Company's total rental expenses related to its operating leases for fiscal 2013, 2012 and 2011 were $9.4 million, $7.5 million and $7.2 million, respectively.

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
The Company has not included any accrual in the consolidated financial statements as of October 31, 2013 related to the matter as a result of its assessment that the likelihood of a material loss in connection with the matter is not probable. Due to the early stage of the lawsuit, an estimate of the potential damages or range of damages cannot be made at this time.  However, an adverse outcome in this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

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

17. REPOSITIONING EXPENSES
During fiscal 2013, the Company incurred $15.8 million in repositioning expenses, of which $9.9 million related to Banner cost saving initiatives; $2.1 million to the plan of termination commenced in fiscal 2012 (the "Plan of Termination"), $2.3 million to restructuring initiatives at the Bourgoin, France facility, and $1.3 million related to the shutdown of the Caguas facility.
In fiscal 2012, the Company announced the Plan of Termination to reduce the Company's workforce by approximately 91 employees across the Company's global PDS and CMO segments. In connection with the Plan of Termination, the Company recorded approximately $4.4 million of estimated expenses associated with employee termination benefits during fiscal 2012. The Company anticipates that it may further adjust the size of the workforce at the Swindon or other facilities as it continues its transformation process. In addition, repositioning expenses of $1.7 million related to the shutdown of the Caguas facility were incurred during fiscal 2012.
During fiscal 2011, the Company incurred $7.0 million in repositioning expenses, of which $4.0 million related to the shutdown of the Caguas facility. The remaining $3.0 million related to the Company's 2011 strategic initiatives in Zug and Swindon.

The following is a summary of the Company's repositioning expenses and related liabilities as of and for the fiscal years ended October 31, 2013, 2012 and 2011:

As of and for the year ended October 31, 2013	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2012				5.5
Employee-related expenses	9.9	1.8	3.8	15.5
Consulting, professional and project costs	0.3	—	—	0.3
Total expenses	10.2	1.8	3.8	15.8
Repositioning expenses paid				(13.6)
Total repositioning liabilities at October 31, 2013				7.7

As of and for the year ended October 31, 2012	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2011				6.7
Employee-related expenses	2.8	1.8	—	4.6
Consulting, professional and project costs	1.4	0.1	—	1.5
Total expenses	4.2	1.9	—	6.1
Repositioning expenses paid				(7.3)
Total repositioning liabilities at October 31, 2012				5.5

As of and for the year ended October 31, 2011	Commercial	PDS	Corporate	Total
	$	$	$	$
Total repositioning liabilities at October 31, 2010				3.2
Employee-related expenses	3.3	—	1.0	4.3
Consulting, professional and project management costs	2.7	—	—	2.7
Total expenses	6.0	—	1.0	7.0
Repositioning expenses paid				(3.5)
Total repositioning liabilities at October 31, 2011				6.7

18. REFINANCING EXPENSES
During fiscal 2013, the Company incurred $29.2 million of refinancing expenses comprised of a $23.8 million early redemption penalty related to the repayment of the Notes, and $5.3 million related to the write-off of deferred financing costs on the Notes and the ABL and $0.1 million in other related charges. In addition, new creditor and third party fees of $22.7 million were capitalized in long term assets and an original issue discount of $17.3 million was capitalized and netted against the carrying value of the related debt. Both the new fees and the original issue discount are being amortized to interest expense over the term of the Credit Agreement. Please refer to Note 8—Long-Term Debt.

19. QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

The following is a summary of the Company's unaudited quarterly results of operations:

Year Ended October 31, 2013
	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)
	(Dollar information in millions of USD, except per share information)
	$	$	$	$
Revenues	213.5	253.9	265.7	290.0
Gross profit	42.4	57.0	71.1	78.6
(Loss) income from continuing operations	(51.4)	0.1	4.3	11.3
Loss from discontinued operations	—	—	—	(0.2)
Net (loss) income attributable to restricted voting shareholders	(51.4)	0.1	4.3	11.1

Basic (loss) income per share:
From continuing operations	(0.384)	0.001	0.031	0.080
From discontinued operations	—	—	—	(0.001)
	(0.384)	0.001	0.031	0.079

Diluted (loss) income per share:
From continuing operations	(0.384)	0.001	0.030	0.078
From discontinued operations	—	—	—	(0.001)
	(0.384)	0.001	0.030	0.077

Year Ended October 31, 2012
	1st Quarter(5)	2nd Quarter(6)	3rd Quarter(7)	4th Quarter(8)
	(Dollar information in millions of USD, except per share information)
	$	$	$	$
Revenues	153.9	181.5	203.7	210.0
Gross profit	14.4	34.0	55.5	55.4
(Loss) income from continuing operations	(19.3)	(79.6)	15.5	(23.0)
Loss from discontinued operations	(0.1)	(0.1)	—	(0.1)
Net (loss) income attributable to restricted voting shareholders	(19.4)	(79.7)	15.5	(23.1)

Basic and diluted income (loss) per share:
From continuing operations	(0.149)	(0.614)	0.120	(0.177)
From discontinued operations	(0.001)	(0.001)	—	(0.001)
	(0.150)	(0.615)	0.120	(0.178)

(1)
Loss from continuing operations included $29.0 million in refinancing expenses, $10.1 million in impairment expenses of the Olds, Alberta, Canada facility, $4.4 million in acquisition costs related to the Banner Acquisition, and $4.0 million in repositioning expenses relating primarily to Banner.

(2)
Income from continuing operations included $2.5 million in repositioning costs relating primarily to Banner, $1.8 million in consulting fees relating to strategic initiatives, and $3.7 million in integration-related costs relating to the Banner Acquisition.

(3)
Income from continuing operations includes $4.6 million in repositioning costs relating primarily to Banner and our operation in Bourgoin, France, $4.0 million relating to acquisition-related litigation costs, $1.2 million in acquisition-related costs relating primarily to Banner, $1.2 million in impairment of IP R&D, and $0.4 million in consulting fees relating to strategic initiatives.

(4)
Income from continuing operations includes $4.8 million in repositioning costs relating primarily to Banner, Puerto Rico, and Swindon, $3.8 million in acquisition-related costs relating primarily to the pending merger that was announced on November 18, 2013, $2.4 million in acquisition-related litigation costs, $1.8 million in impairment primarily relating to the Olds, Alberta, Canada facility, and $1.1 million for inventory write-off's in gross profit associated with the Olds, Alberta, Canada closure.

(5)	Loss from continuing operations included $6.4 million of consulting fees related to strategic initiatives.

(6)
Loss from continuing operations included a $57.9 million impairment charge, $4.4 million of repositioning expenses related to the Plan of Termination and $6.0 million in consulting fees related to strategic initiatives.

(7)	Income from continuing operations included $1.0 million of consulting fees related to strategic initiatives.

(8)	Loss from continuing operations included $36.6 million from recording of a valuation allowance against the Company's Canadian deferred tax assets and $3.2 million of acquisition-related costs.

20. SUBSEQUENT EVENTS

On November 18, 2013 the Company entered into an arrangement agreement (the "Arrangement Agreement") with JLL/Delta Patheon Holdings, L.P., a limited partnership ("Newco") under which the Company would be taken private pursuant to a court-approved plan of arrangement (the "Arrangement") under the Canada Business Corporations Act. Newco is sponsored by an entity controlled by JLL Partners, Inc. and Koninklijke DSM N.V. ("DSM"). JLL currently owns approximately 56% of the Company's restricted voting shares and all of the Company's outstanding Class I, Preferred Shares, Series D.
The Arrangement Agreement contemplates that Newco will acquire, directly or indirectly, all of the restricted voting shares of Patheon, including those held by JLL, for cash consideration of US$9.32 per share (the "Cash Consideration"). In addition, all of the Class I, Preferred Shares, Series D will be purchased for nominal consideration and canceled. The Cash Consideration will be paid in U.S. dollars at closing, and is equivalent to approximately CAD$9.72 per share (based on the daily noon exchange rate of the Bank of Canada on November 18, 2013).
As part of the transaction, the limited partners of the JLL-affiliated investment fund that indirectly owns approximately 56% of the Company's restricted voting shares will also receive the same Cash Consideration per restricted voting share as is provided to the Company’s minority shareholders. As part of the transaction, the general and limited partners of such investment fund will make indirect investments in Newco of approximately $60 million and $50 million, in aggregate, respectively.
On the closing of the transaction, the Company's business and DSM's existing pharmaceutical products business will be combined. Following completion of the transaction, the Company will apply to de-list its restricted voting shares from the TSX and its restricted voting shares will no longer trade publicly.
The transaction has been approved unanimously by the Company's Board of Directors (with interested directors abstaining) following the report and unanimous favorable recommendation of a special committee of independent directors.
The implementation of the Arrangement will be subject to shareholder approval at the special meeting of holders of the Company’s restricted voting shares to be held to approve the transaction (the “Special Meeting”), which is expected to be held in calendar 2014. The transaction will constitute a "business combination" for the purposes of Multilateral Instrument 61-101 - Protection of Minority Security Holders in Special Transactions (“MI 61-101”), and the implementation of the Arrangement will be subject to approval by a majority of the votes cast at the Special Meeting by holders of the Company’s restricted voting shares present in person or represented by proxy at the Special Meeting, other than those holders of restricted voting shares excluded pursuant to Section 8.1(2) of MI 61-101 (the “Majority-of-the-Minority Vote”), in addition to approval by 66⅔% of all votes cast at the Special Meeting by holders of the Company’s restricted voting shares present in person or represented by proxy at the Special Meeting. The transaction is also subject to approval by the Ontario Superior Court of Justice, in addition to regulatory approvals and certain closing conditions customary in transactions of this nature.

Certain affiliates of JLL and all of the directors and executive officers of the Company who hold the Company’s restricted voting shares have entered into voting agreements pursuant to which, among other things, they have agreed to vote, or cause to be voted, the restricted voting shares beneficially owned by them in favor of the Arrangement. As a result, the parties to the voting agreements eligible to vote in the Majority-of-the-Minority Vote own approximately 20.45% of the outstanding restricted voting shares eligible to be counted in the Majority-of-the-Minority Vote. The parties to the voting agreements own approximately 66.08% of all outstanding restricted voting shares.
The transaction will be financed through a combination of committed debt and equity financing, subject to the terms of those commitments. The Company has received committed debt financing of $1.65 billion. The Company has also received committed equity financing that includes an aggregate contribution of $489 million from JLL, certain co-investors and management, as well as DSM's contribution of its existing pharmaceutical products business. Patheon has also received from JLL and DSM a limited guarantee of certain obligations of Newco under the transaction.
The Arrangement Agreement provides for, among other things, a non-solicitation covenant on the part of Patheon (subject to customary fiduciary out provisions). The Arrangement Agreement also provides Newco with a right to match potential third party proposals received by the Company. The Company is permitted to terminate the Arrangement Agreement in certain circumstances, including to allow the Company to accept a superior proposal subject to fulfilling certain conditions. Those conditions include the payment to Newco of a termination fee of $23.64 million under certain circumstances.
In addition, the Company is entitled to a termination fee from Newco in certain circumstances. Such termination fee is either $49.26 million or $24.63 million, depending on the circumstances of termination.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Description	Form	File No.	Filing Date	Number	Filed Herewith
2.1	Stock Purchase Agreement among Patheon Inc. ("Patheon"), Sobel Best N.V. and VION Holding N.V. and Patheon Inc. dated October 28, 2012.+	8-K	000-54283	10/29/2012	2.1
2.2	Arrangement Agreement dated November 18, 2013 between Patheon and JLL/Delta Patheon Holdings, L.P.+	8-K	000-54283	11/19/2013	2.1
3.1	Articles of Amalgamation of Patheon.	10/A	000-54283	4/13/2011	3.1
3.2	Amendment, dated April 26, 2007, to Articles of Amalgamation of Patheon.	10/A	000-54283	4/13/2011	3.2
3.3	By-laws of Patheon effective March 28, 2013.	10-Q	000-54283	6/3/2013	3.1
4.1	Form of Patheon's Share Certificate.	10	000-54283	2/25/2011	4.1
4.2	Indenture dated April 23, 2010 among Patheon, certain subsidiaries of Patheon as Guarantors, U.S. Bank National Association and Deutsche Bank Trust Company Americas, with respect to the 8.625% Senior Secured Notes due 2017.	10	000-54283	2/25/2011	4.2
4.3	Form of 8.625% Senior Secured Notes due 2017 (included in Exhibit 4.2).	10	000-54283	2/25/2011	4.3
4.4	Form of Subscription Rights Certificate.	8-K	000-54283	11/19/2012	4.1
10.1	Credit Agreement dated December 14, 2012 among Patheon, Patheon Pharmaceuticals Inc., Patheon UK Limited and Patheon Puerto Rico, Inc., the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as the administrative agent and swing line lender, Morgan Stanley Bank, N.A., as the letter of credit issuer, and the other parties thereto.	8-K	000-54283	12/17/2012	10.1
10.2	Purchase Agreement dated March 1, 2007 between Patheon and JLL Partners Fund V, L.P.	10	000-54283	2/25/2011	10.2
10.3	Investor Agreement dated April 27, 2007 between Patheon and JLL Patheon Holdings, LLC.	10	000-54283	2/25/2011	10.3
10.4	Amendment Agreement, dated March 7, 2013, between Patheon and JLL Patheon Holdings, LLC, amending Investor Agreement dated April 27, 2007.	10-Q	000-54283	3/8/2013	10.8
10.5	Redemption Waiver Agreement dated September 4, 2008 between Patheon and JLL Patheon Holdings, LLC.	10	000-54283	2/25/2011	10.4
10.6	Settlement Agreement dated November 29, 2009 between Patheon and JLL Patheon Holdings, LLC.	10	000-54283	2/25/2011	10.5
10.7	Commitment Letter among Patheon, Morgan Stanley Senior Funding, Inc., UBS Loan Finance LLC, UBS Securities LLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC and KeyBank National Association dated October 28, 2012.	8-K	000-54283	10/29/2012	10.1
10.8	Equity Commitment Letter between Patheon and JLL Partners V, L.P. dated October 28, 2012.	8-K	000-54283	10/29/2012	10.2
10.9	Voting and Support Agreement dated November 18, 2013 among Patheon, JLL/Delta Patheon Holdings, L.P. and JLL Patheon Holdings, LLC.	8-K	000-54283	11/19/2013	10.1

10.10	Form of Voting and Support Agreement among Patheon, JLL/Delta Patheon Holdings, L.P. and the shareholders party thereto.	8-K	000-54283	11/19/2013	10.2
10.11	Equity Commitment Letter dated November 18, 2013 among JLL Partners Fund VI, L.P., JLL Partners Fund V, L.P., JLL Associates V (Patheon), L.P., JLL Patheon Co-Investment Fund, L.P., JLL/Delta Patheon Holdings, L.P. and Patheon.	8-K	000-54283	11/19/2013	10.3
10.12	Guarantee Letter dated November 18, 2013 between Patheon and JLL Partners Fund VI, L.P.	8-K	000-54283	11/19/2013	10.4
10.13	Guarantee Letter dated November 18, 2013 between Patheon and Koninklijke DSM N.V.	8-K	000-54283	11/19/2013	10.5
10.14	Lease Agreement dated January 15, 1996 between Lansdown Estates Group Limited and Oxford Asymmetry Limited, assigned to Patheon U.K. Limited on May 3, 2006 in respect of the Milton Park Facility.	10	000-54283	2/25/2011	10.6
10.15	Licence to Assign Lease Agreement in respect of the Milton Park Facility dated April 28, 2006 among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, EVOTEC (UK) Limited and Patheon UK Limited.	10	000-54283	2/25/2011	10.7
10.16	Contract for the Sale of Leasehold Land in respect of the Milton Park Facility dated May 3, 2006 between EVOTEC (UK) Limited and Patheon UK Limited.	10	000-54283	2/25/2011	10.8
10.17	Assignment of Leasehold Property in respect of the Milton Park Facility dated May 3, 2006 between EVOTEC (UK) Limited and Patheon UK Limited.	10	000-54283	2/25/2011	10.9
10.18	2011 Amended and Restated Incentive Stock Option Plan.*	10-Q	000-54283	9/9/2011	10.2
10.19	Form of Stock Option Agreement under the Incentive Stock Option Plan for certain awards granted on or before March 17, 2010.*	10	000-54283	2/25/2011	10.13
10.20	Form of Stock Option Agreement under the Incentive Stock Option Plan for certain awards granted on or after March 17, 2010.*	10	000-54283	2/25/2011	10.14
10.21	Directors Deferred Share Unit Plan of Patheon dated February 22, 2008, as amended March 27, 2008.*	10	000-54283	2/25/2011	10.18
10.22	Description of Compensation for Non-Employee Directors of Patheon.*					X
10.23	Deferred Compensation Plan of Patheon dated January 1, 2003, as amended December 18, 2008.*	10	000-54283	2/25/2011	10.20
10.24	The Patheon Global Bonus Plan effective December 13, 2012.*	10-Q	000-54283	6/3/2013	10.2
10.25	The Patheon Global Bonus Plan effective January 9, 2014.*					X
10.26	Vion Holding N.V. 2012 Retention Incentive Plan for Banner Companies.*					X
10.27	Employment Agreement between Patheon Pharmaceuticals Services Inc. and James C. Mullen effective February 7, 2011.*	10	000-54283	2/25/2011	10.21
10.28	Amended and Restated Employment Agreement dated April 25, 2011 between Patheon Pharmaceuticals Services Inc. and James C. Mullen effective February 7, 2011.*	10-Q	000-54283	6/10/2011	10.2
10.29	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R. Gill, III dated May 10, 2010.*	10-Q	000-54283	3/8/2013	10.4
10.30	Amendment, dated September 11, 2012, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R. Gill, III dated May 10, 2010.*	10-K	000-54283	12/18/2012	10.31

10.31	Amendment, dated June 3, 2013, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R.Gill, III dated May 10, 2010.*					X
10.32	Summary of Key Terms of the Employment Arrangement between Patheon Pharmaceuticals Services Inc. and Mark J. Kontny dated March 17, 2010.*	10	000-54283	2/25/2011	10.28
10.33	Severance and Release of Claims Agreement between Patheon Pharmaceuticals Services Inc. and Mark J. Kontny, Ph.D. executed January 8, 2013.*	10-Q	000-54283	3/8/2013	10.6
10.34	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Paul M. Garofolo dated May 12, 2008.*	10	000-54283	2/25/2011	10.33
10.35	First Amendment, dated November 23, 2008, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Paul M. Garofolo dated May 12, 2008.*	10	000-54283	2/25/2011	10.34
10.36	Second Amendment, dated August 1, 2011, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Paul M. Garofolo dated May 12, 2008.*	10-K	000-54283	12/19/2011	10.40
10.37	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.*	10	000-54283	2/25/2011	10.35
10.38	Addendum, effective October 1, 2009, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.*	10	000-54283	2/25/2011	10.36
10.39	Amendment, dated January 29, 2013 to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.*	8-K	000-54283	2/4/2013	10.1
10.40	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Stuart Grant effective January 27, 2012.*	10-Q	000-54283	6/13/2012	10.2
10.41	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Michael E. Lytton effective May 9, 2011.*	10-Q	000-54283	9/9/2011	10.3
10.42	Employment Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated September 3, 2001.*	10	000-54283	2/25/2011	10.41
10.43	Amendment, dated January 26, 2012, to Employment Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated September 3, 2001.*	10-Q	000-54283	3/9/2012	10.3
10.44	Separation Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated July 26, 2013.*	10-Q	000-54283	9/5/2013	10.1
10.45	Employment Agreement between Rebecca Holland New and Patheon Pharmaceuticals Services Inc. dated August 15, 2011.*	10-K	000-54283	12/19/2011	10.49
10.46	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Aqeel Fatmi dated January 8, 2013.*	10-Q	000-54283	3/8/2013	10.3
10.47	Change of Control Agreement between Banner Pharmacaps Inc. and Aqeel Fatmi dated August 6, 2012.*					X
10.48	Amendment, dated October 24, 2012, to Change of Control Agreement between Banner Pharmacaps Inc. and Aqeel Fatmi dated August 6, 2012.*					X
10.49	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Michael Lehmann dated November 1, 2012.*	10-Q	000-54283	3/8/2013	10.7
10.50	Form of Indemnification Agreement entered into between Patheon and each of Paul S. Levy and Derek J. Watchorn.*	10	000-54283	2/25/2011	10.42

21.1	Subsidiaries of Patheon.	X
23.1	Consent of Ernst & Young LLP.	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
10.50	Form of Indemnification Agreement for Directors and Officers.*	X
101**
The following materials from Patheon's Annual Report on Form 10-K for the year ended October 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
X

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