Form 10-K/A
period 2013-10-31
PATHEON INC
filed 2014-01-13
CIK 1400431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Patheon Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended October 31, 2013 (the “Original 10-K”), which was filed on January 10, 2014. This Amendment, which replaces in its entirety the Original 10-K, is being filed solely to (i) include the report by the Company’s independent registered public accounting firm on the Company’s consolidated financial statements, which was unintentionally omitted from the Original 10-K, (ii) correct minor typographical errors in the report by the Company’s independent registered public accounting firm on the effectiveness of the Company's internal control over financial reporting, and (iii) correct minor typographical errors in the Exhibit Index.

Except for the foregoing changes, the Original 10-K remains unchanged. Furthermore, nothing contained in this Amendment reflects events occurring after the date on which the Company filed the Original 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PATHEON INC.

By:	/s/ Stuart Grant
Stuart Grant
Executive Vice President, Chief Financial Officer
January 13, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Patheon Inc.
We have audited the accompanying consolidated balance sheets of Patheon Inc. as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patheon Inc. at October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2013 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patheon Inc.'s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
January 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Patheon Inc.

We have audited Patheon Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Patheon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Patheon Banner U.S. Holdings Inc. (formerly Sobel USA, Inc.) and Banner Pharmacaps Europe B.V. (collectively “Banner”), which is included in the 2013 consolidated financial statements of Patheon Inc. and constituted 28% of consolidated total assets and contributed net assets of $238.6 million to consolidated net assets as of October 31, 2013, and constituted 21% of consolidated revenues for the year then ended and contributed a net loss of $55.9 million to consolidated net loss for the year ended October 31, 2013. Our audit of internal control over financial reporting of Patheon Inc. also did not include an evaluation of the internal control over financial reporting of Banner.

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

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Description	Form	File No.	Filing Date	Number	Filed Herewith
2.1	Stock Purchase Agreement among Patheon Inc. ("Patheon"), Sobel Best N.V. and VION Holding N.V. and Patheon Inc. dated October 28, 2012.+	8-K	000-54283	10/29/2012	2.1
2.2	Arrangement Agreement dated November 18, 2013 between Patheon and JLL/Delta Patheon Holdings, L.P.+	8-K	000-54283	11/19/2013	2.1
3.1	Articles of Amalgamation of Patheon.	10/A	000-54283	4/13/2011	3.1
3.2	Amendment, dated April 26, 2007, to Articles of Amalgamation of Patheon.	10/A	000-54283	4/13/2011	3.2
3.3	By-laws of Patheon effective March 28, 2013.	10-Q	000-54283	6/3/2013	3.1
4.1	Form of Patheon's Share Certificate.	10	000-54283	2/25/2011	4.1
4.2	Indenture dated April 23, 2010 among Patheon, certain subsidiaries of Patheon as Guarantors, U.S. Bank National Association and Deutsche Bank Trust Company Americas, with respect to the 8.625% Senior Secured Notes due 2017.	10	000-54283	2/25/2011	4.2
4.3	Form of 8.625% Senior Secured Notes due 2017 (included in Exhibit 4.2).	10	000-54283	2/25/2011	4.3
4.4	Form of Subscription Rights Certificate.	8-K	000-54283	11/19/2012	4.1
10.1	Credit Agreement dated December 14, 2012 among Patheon, Patheon Pharmaceuticals Inc., Patheon UK Limited and Patheon Puerto Rico, Inc., the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as the administrative agent and swing line lender, Morgan Stanley Bank, N.A., as the letter of credit issuer, and the other parties thereto.	8-K	000-54283	12/17/2012	10.1
10.2	Purchase Agreement dated March 1, 2007 between Patheon and JLL Partners Fund V, L.P.	10	000-54283	2/25/2011	10.2
10.3	Investor Agreement dated April 27, 2007 between Patheon and JLL Patheon Holdings, LLC.	10	000-54283	2/25/2011	10.3
10.4	Amendment Agreement, dated March 7, 2013, between Patheon and JLL Patheon Holdings, LLC, amending Investor Agreement dated April 27, 2007.	10-Q	000-54283	3/8/2013	10.8
10.5	Redemption Waiver Agreement dated September 4, 2008 between Patheon and JLL Patheon Holdings, LLC.	10	000-54283	2/25/2011	10.4
10.6	Settlement Agreement dated November 29, 2009 between Patheon and JLL Patheon Holdings, LLC.	10	000-54283	2/25/2011	10.5
10.7	Commitment Letter among Patheon, Morgan Stanley Senior Funding, Inc., UBS Loan Finance LLC, UBS Securities LLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC and KeyBank National Association dated October 28, 2012.	8-K	000-54283	10/29/2012	10.1
10.8	Equity Commitment Letter between Patheon and JLL Partners V, L.P. dated October 28, 2012.	8-K	000-54283	10/29/2012	10.2
10.9	Voting and Support Agreement dated November 18, 2013 among Patheon, JLL/Delta Patheon Holdings, L.P. and JLL Patheon Holdings, LLC.	8-K	000-54283	11/19/2013	10.1

10.10	Form of Voting and Support Agreement among Patheon, JLL/Delta Patheon Holdings, L.P. and the shareholders party thereto.	8-K	000-54283	11/19/2013	10.2
10.11	Equity Commitment Letter dated November 18, 2013 among JLL Partners Fund VI, L.P., JLL Partners Fund V, L.P., JLL Associates V (Patheon), L.P., JLL Patheon Co-Investment Fund, L.P., JLL/Delta Patheon Holdings, L.P. and Patheon.	8-K	000-54283	11/19/2013	10.3
10.12	Guarantee Letter dated November 18, 2013 between Patheon and JLL Partners Fund VI, L.P.	8-K	000-54283	11/19/2013	10.4
10.13	Guarantee Letter dated November 18, 2013 between Patheon and Koninklijke DSM N.V.	8-K	000-54283	11/19/2013	10.5
10.14	Lease Agreement dated January 15, 1996 between Lansdown Estates Group Limited and Oxford Asymmetry Limited, assigned to Patheon U.K. Limited on May 3, 2006 in respect of the Milton Park Facility.	10	000-54283	2/25/2011	10.6
10.15	Licence to Assign Lease Agreement in respect of the Milton Park Facility dated April 28, 2006 among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, EVOTEC (UK) Limited and Patheon UK Limited.	10	000-54283	2/25/2011	10.7
10.16	Contract for the Sale of Leasehold Land in respect of the Milton Park Facility dated May 3, 2006 between EVOTEC (UK) Limited and Patheon UK Limited.	10	000-54283	2/25/2011	10.8
10.17	Assignment of Leasehold Property in respect of the Milton Park Facility dated May 3, 2006 between EVOTEC (UK) Limited and Patheon UK Limited.	10	000-54283	2/25/2011	10.9
10.18	2011 Amended and Restated Incentive Stock Option Plan.*	10-Q	000-54283	9/9/2011	10.2
10.19	Form of Stock Option Agreement under the Incentive Stock Option Plan for certain awards granted on or before March 17, 2010.*	10	000-54283	2/25/2011	10.13
10.20	Form of Stock Option Agreement under the Incentive Stock Option Plan for certain awards granted on or after March 17, 2010.*	10	000-54283	2/25/2011	10.14
10.21	Directors Deferred Share Unit Plan of Patheon dated February 22, 2008, as amended March 27, 2008.*	10	000-54283	2/25/2011	10.18
10.22	Description of Compensation for Non-Employee Directors of Patheon.*					X
10.23	Deferred Compensation Plan of Patheon dated January 1, 2003, as amended December 18, 2008.*	10	000-54283	2/25/2011	10.20
10.24	The Patheon Global Bonus Plan effective December 13, 2012.*	10-Q	000-54283	6/3/2013	10.2
10.25	The Patheon Global Bonus Plan effective January 9, 2014.*					X
10.26	Vion Holding N.V. 2012 Retention Incentive Plan for Banner Companies.*					X
10.27	Employment Agreement between Patheon Pharmaceuticals Services Inc. and James C. Mullen effective February 7, 2011.*	10	000-54283	2/25/2011	10.21
10.28	Amended and Restated Employment Agreement dated April 25, 2011 between Patheon Pharmaceuticals Services Inc. and James C. Mullen effective February 7, 2011.*	10-Q	000-54283	6/10/2011	10.2
10.29	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R. Gill, III dated May 10, 2010.*	10-Q	000-54283	3/8/2013	10.4
10.30	Amendment, dated September 11, 2012, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R. Gill, III dated May 10, 2010.*	10-K	000-54283	12/18/2012	10.31

10.31	Amendment, dated June 3, 2013, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R.Gill, III dated May 10, 2010.*					X
10.32	Summary of Key Terms of the Employment Arrangement between Patheon Pharmaceuticals Services Inc. and Mark J. Kontny dated March 17, 2010.*	10	000-54283	2/25/2011	10.28
10.33	Severance and Release of Claims Agreement between Patheon Pharmaceuticals Services Inc. and Mark J. Kontny, Ph.D. executed January 8, 2013.*	10-Q	000-54283	3/8/2013	10.6
10.34	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Paul M. Garofolo dated May 12, 2008.*	10	000-54283	2/25/2011	10.33
10.35	First Amendment, dated November 23, 2008, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Paul M. Garofolo dated May 12, 2008.*	10	000-54283	2/25/2011	10.34
10.36	Second Amendment, dated August 1, 2011, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Paul M. Garofolo dated May 12, 2008.*	10-K	000-54283	12/19/2011	10.40
10.37	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.*	10	000-54283	2/25/2011	10.35
10.38	Addendum, effective October 1, 2009, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.*	10	000-54283	2/25/2011	10.36
10.39	Amendment, dated January 29, 2013 to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.*	8-K	000-54283	2/4/2013	10.1
10.40	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Stuart Grant effective January 27, 2012.*	10-Q	000-54283	6/13/2012	10.2
10.41	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Michael E. Lytton effective May 9, 2011.*	10-Q	000-54283	9/9/2011	10.3
10.42	Employment Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated September 3, 2001.*	10	000-54283	2/25/2011	10.41
10.43	Amendment, dated January 26, 2012, to Employment Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated September 3, 2001.*	10-Q	000-54283	3/9/2012	10.3
10.44	Separation Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated July 26, 2013.*	10-Q	000-54283	9/5/2013	10.1
10.45	Employment Agreement between Rebecca Holland New and Patheon Pharmaceuticals Services Inc. dated August 15, 2011.*	10-K	000-54283	12/19/2011	10.49
10.46	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Aqeel Fatmi dated January 8, 2013.*	10-Q	000-54283	3/8/2013	10.3
10.47	Change of Control Agreement between Banner Pharmacaps Inc. and Aqeel Fatmi dated August 6, 2012.*					X
10.48	Amendment, dated October 24, 2012, to Change of Control Agreement between Banner Pharmacaps Inc. and Aqeel Fatmi dated August 6, 2012.*					X
10.49	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Michael Lehmann dated November 1, 2012.*	10-Q	000-54283	3/8/2013	10.7
10.50	Form of Indemnification Agreement for Directors and Officers.*					X

21.1	Subsidiaries of Patheon.	X
23.1	Consent of Ernst & Young LLP.	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
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