Form 10-K/A
period 2013-10-31
PATHEON INC
filed 2014-02-21
CIK 1400431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-54283

PATHEON INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Patheon Pharmaceuticals Services Inc.

4721 Emperor Boulevard, Suite 200

Durham, NC 27703

(Address of principal executive offices and Zip Code)

(919) 226-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Restricted Voting Shares

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of restricted voting shares held by non-affiliates of the registrant as of April 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $208,149,058 (based on the last reported closing sale price on the Toronto Stock Exchange on that date of $4.39 per share, as converted from C$4.42 using the closing rate of exchange from Reuters).

As of February 6, 2014, the registrant had 140,938,525 restricted voting shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Patheon Inc. (the “Company” or “Patheon”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the year ended October 31, 2013 (the “Original 10-K”), which was filed on January 10, 2014 and amended on January 13, 2014 (“Amendment No. 1”), to present the information required by Part III of Form 10-K as it will not file a definitive proxy statement in connection with an annual general meeting of its securityholders within 120 days of the end of fiscal year ended October 31, 2013.

Also included in this Amendment No. 2 are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) the Exhibit Index, which has been amended and restated in its entirety as set forth below solely to include the additional certifications. Because no financial statements are contained within this Amendment No. 2, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to Amendment No. 1. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after January 10, 2014, the date of the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Directors

Our directors, their ages and their principal occupations are as follows:

Name	Age	Occupation
Daniel Agroskin	37	Managing Director – JLL Partners
Michel Lagarde	40	Managing Director – JLL Partners
Paul S. Levy	66	Managing Director – JLL Partners
James C. Mullen	55	Chief Executive Officer, Patheon Inc.
Nicholas O’Leary	30	Vice President – JLL Partners
Brian G. Shaw	60	Corporate Advisor and Private Investor
David E. Sutin	61	Independent Financial Advisor and Investor
Joaquin B. Viso	71	Private Investor
Derek J. Watchorn	71	Senior Corporate Consultant and Advisor

Daniel Agroskin, age 37, joined our Board in December 2009. Mr. Agroskin currently serves on our CHR Committee and the Corporate Governance Committee of our Board (the “CG Committee”). Since January 2012, Mr. Agroskin has been a Managing Director of JLL Partners, which he joined in July 2005 as a Vice President and for which he served as a Principal from July 2007 through December 2011. Prior to joining JLL Partners, Mr. Agroskin worked at JP Morgan Partners, a private equity investment firm, and in Merrill Lynch’s Mergers and Acquisitions Group. Mr. Agroskin is also a director on the boards of PGT, Inc., Builders FirstSource, Inc., American Dental Partners, Inc., BioClinica, Inc. and Medical Card System, Inc. Mr. Agroskin was previously a director on the board of PharmaNet Development Group, Inc. until July 2011. Mr. Agroskin holds a Bachelor of Arts degree from Stanford University and a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania. Our Board has previously determined that Mr. Agroskin’s extensive experience in the finance industry and M.B.A. from the Wharton School qualify him for service as a member of our Board and add value to our company.

Michel Lagarde, age 40, joined our Board in December 2011. Mr. Lagarde currently serves on our Audit, CHR, and CG Committees. Mr. Lagarde is a Managing Director of JLL Partners, which he joined in January 2008. From February 1996 to December 2007, Mr. Lagarde was employed with the Philips Electronics group of companies. Mr. Lagarde served as Chief Executive Officer of Philips Electronics North America, Domestic Appliances and Personal Care division from April 2004 and as Chief Financial Officer from May 2006. Mr. Lagarde is also a director on the boards of BioClinica, Inc. and ACE Cash Express, Inc. Mr. Lagarde was previously a director on the board of PharmaNet Development Group, Inc. until July 2011. Mr. Lagarde holds a Bachelor of Business Administration degree from European University Antwerp, and an Executive Masters degree in Finance & Control from University of Amsterdam. Our Board has previously determined that Mr. Lagarde’s executive and finance positions at a manufacturer of consumer products and business and finance degrees qualify him for service as a member of our Board and add value to our company. Mr. Lagarde has been elected to our Board by JLL Patheon Holdings pursuant to its right, as holder of our Special Preferred Voting Shares, to elect up to three members of our Board. See “Interest of Informed Persons in Material Transactions — Arrangements with JLL — Special Preferred Voting Shares.”

Paul S. Levy, age 66, joined our Board in April 2007 and became the Chair of our Board in February 2012. Mr. Levy is a Managing Director of JLL Partners, which he founded in 1988. Prior to founding JLL Partners, Mr. Levy was a Managing Director at Drexel Burnham Lambert, an investment bank, where he was responsible for the firm’s restructuring and exchange offer business in New York. Previously, Mr. Levy was Chief Executive Officer of Yves Saint Laurent Inc., New York, a fashion and cosmetics company, Vice President of Administration and General Counsel of Quality Care, Inc., a home healthcare company, and an attorney at Stroock & Stroock & Lavan LLP. Mr. Levy also serves on the boards of Builders FirstSource, Inc., PGT, Inc., Ross Education, LLC, Education Affiliates, Inc., ACE Cash Express, Inc., Medical Card System, Inc., IASIS Healthcare, LLC, American Dental Partners, Inc., BioClinica, Inc. and Loar Group, LLC. Mr. Levy is also a director of JGWPT Holdings, Inc., the parent company of JGWPT Holdings, LLC, and J.G. Wentworth, LLC and J.G. Wentworth, Inc., which is the managing member of JGW Holdco, LLC. In May 2009, J.G. Wentworth LLC, J.G. Wentworth, Inc., and JGW Holdco, LLC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mr. Levy previously served as a director of New World Pasta Company, which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 2004 and as director of Motor Coach Industries International, Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 2008. Mr. Levy holds a Bachelor of Arts degree from Lehigh University, where he graduated summa cum laude and Phi Beta Kappa, and a Juris Doctor degree from the University of Pennsylvania Law School. He also holds a Certificate from the Institute of Political Science in Paris, France. Our Board has previously determined that Mr. Levy’s extensive service on boards of directors, executive experiences and his academic achievements and legal education qualify him for service as a member of our Board and add value to our company. Mr. Levy has been elected to our Board by JLL Patheon Holdings pursuant to its right, as holder of our Special Preferred Voting Shares, to elect up to three members of our Board. See “Interest of Informed Persons in Material Transactions — Arrangements with JLL — Special Preferred Voting Shares.”

James C. Mullen, age 55, joined Patheon as Chief Executive Officer and became a member of our Board in February 2011, bringing over 30 years of experience in the pharmaceutical and biotechnology industries, over 20 of which have been spent at the executive level. Mr. Mullen served as the President and Chief Executive Officer of Biogen, Inc. (“Biogen”), a biotechnology company, from June 2000 to June 2010. Prior to that, Mr. Mullen held various operating positions at Biogen, including Vice President, Operations, and several manufacturing and engineering positions at SmithKline Beckman (now GlaxoSmithKline). Mr. Mullen previously served on the board of Biogen until June 2010 and currently serves on the board of PerkinElmer, Inc., a technology and service provider for diagnostics, research, environmental and industrial and laboratory services markets. Mr. Mullen holds a Bachelor of Science degree in Chemical Engineering from Rensselaer Polytechnic Institute and a Master of Business Administration degree from Villanova University. Our Board has previously determined that Mr. Mullen’s extensive executive experience in the pharmaceutical and biotechnology industries and scientific and business educational background qualify him for service as a member of our Board and add value to our company.

Nicholas O’Leary, age 30, joined our Board in February 2012. Mr. O’Leary joined JLL Partners as an Associate in July 2009 and was promoted to Senior Associate in July 2011 and Vice President in July 2012. Mr. O’Leary was employed with Merrill Lynch & Co., a financial management and advisory firm, in its Mergers and Acquisitions Group as an Analyst from June 2006 to June 2008 and as a Senior Analyst from June 2008 to June 2009. Mr. O’Leary holds a Bachelor of Arts degree from Washington and Lee University, where he graduated Phi Beta Kappa and magna cum laude. Our Board has previously determined that Mr. O’Leary’s experience in the finance industry qualifies him for service as a member of our Board and adds value to our company. Mr. O’Leary has been elected to our Board by JLL Patheon Holdings pursuant to its right, as holder of our Special Preferred Voting Shares, to elect up to three members of our Board. See “Interest of Informed Persons in Material Transactions — Arrangements with JLL — Special Preferred Voting Shares.”

Brian G. Shaw, age 60, joined our Board in December 2009. Mr. Shaw currently serves as the Chair of the Audit Committee of our Board (the “Audit Committee”) and is a member of the independent committee of our Board (the “Independent Committee”). Mr. Shaw is a self-employed corporate advisor with substantial financial industry executive experience and particular expertise in capital markets and investing activities. From December 2004 to February 2008, Mr. Shaw served as Chief Executive Officer and Chairman of CIBC World Markets, the wholesale banking arm of a leading North American financial institution (“CIBC”). In addition, from 2002 to December 2004, Mr. Shaw served as the head of CIBC’s Global Equities Division. Mr. Shaw is currently a director of Encana Corporation, a publicly-traded North American energy exploration and development company. In addition, he is a director of the following privately held companies: Manulife Bank of Canada, Manulife Trust Company and Ivey Canadian Exploration, Ltd. Mr. Shaw is a Chartered Financial Analyst (“CFA”) and holds a Master of Business Administration degree from the University of Alberta. Our Board has previously determined that Mr. Shaw’s executive experiences in the financial services industry, his CFA status and service as a director of the Toronto CFA Society and his educational background in business administration qualify him for service as a member of our Board and add value to our company.

David E. Sutin, age 61, joined our Board in March 2011. Mr. Sutin is currently a member of the Independent Committee. From May 2008 until December 2011, Mr. Sutin was a Managing Partner of Quest Partners Ltd., a financial advisory boutique. Since 2001, Mr. Sutin has been an independent financial advisor and private investor, as well as a board member of several companies. Until 2001, Mr. Sutin was Executive Vice President of Harrowston Inc., a publicly-traded private equity firm. Mr. Sutin has over 30 years’ experience in corporate and real estate investment activity. Between June 2009 and December 2010, Mr. Sutin was a director of Sun Gro Horticulture Canada Ltd., and a trustee of Sun Gro Horticulture Income Fund. From March 2007 to May 2009, Mr. Sutin served as a director of Pay Linx Financial Corporation. Mr. Sutin is currently Chairman and a director of two private companies, Brampton Engineering Inc. and Furnace Mineral Products Inc. Mr. Sutin holds a Bachelor of Arts degree and Masters of Business Administration degree from York University. Our Board has previously determined that Mr. Sutin’s extensive corporate and financial advisory and investment experience, service on boards of directors and M.B.A. qualify him for service as a member of our Board and add value to our company.

Joaquin B. Viso, age 71, joined our Board in December 2004, on which he served until April 29, 2009 and re-joined on December 4, 2009. Mr. Viso currently serves on our Audit, Corporate Governance, and CHR Committees. From August 2005 to December 2006, Mr. Viso served as Chairman of Patheon Puerto Rico, Inc. (“Patheon P.R.”), formerly known as MOVA Pharmaceutical Corporation, which he founded in 1986. From December 2004 to August 2005, Mr. Viso served as President and Chief Executive Officer of Patheon P.R. Prior to founding MOVA Pharmaceutical Corporation, Mr. Viso was with SmithKline Beecham (now GlaxoSmithKline) for 16 years, where he held various senior management positions, including President and General Manager of Glaxo’s operations in Puerto Rico from 1978 to 1986. Currently, he is Chairman of MC-21 Corporation, a provider of pharmacy benefit management programs, and Grupo VL, Inc., a management services company. Mr. Viso is also a controlling shareholder of Alara Pharmaceutical Corporation (“Alara”). Mr. Viso holds a Bachelor of Science in Mechanical Engineering from the University of Puerto Rico and a Master of Science in Engineering from the University of Michigan. Our Board has previously determined that Mr. Viso’s service to Patheon and extensive experience in the pharmaceutical industry, qualify him for service as a member of our Board and add value to our company.

Derek J. Watchorn, age 71, joined our Board in February 1998. Mr. Watchorn is currently the Chair of the Independent Committee. Since November 2009, Mr. Watchorn has served as a senior advisor to Armadale Company Ltd. (“Armadale”), a privately held company based in Ontario, Canada, in connection with the proposed redevelopment of the Buttonville Airport lands located in the greater Toronto area. Mr. Watchorn is also currently a member of the Management Committee formed by the joint venture between the Cadillac Fairview Corporation and Armadale to undertake this redevelopment. From January 2007 to June 2009, Mr. Watchorn served as President, Chief Executive Officer and director of Revera Inc., a provider of accommodation and care for seniors. From October 2004 to January 2007, Mr. Watchorn served as President, Chief Executive Officer and a trustee of Retirement Residences Real Estate Investment Trust, also a provider of accommodation and care for seniors, which was acquired by Revera Inc. in January 2007. From October 2004 to December 2007, Mr. Watchorn also held a position as a trustee of IPC US Real Estate Investment Trust, an asset and property management trust. He served as Executive Vice-President, Strategic Initiatives, of Canary Wharf Group plc, a commercial property company, in London, England from January 2003 to June 2004 and as Executive Director of TrizecHahn Europe plc from 1999 until 2001. Before and after his senior management roles in Europe, Mr. Watchorn was a senior partner of the law firm Davies Ward Phillips & Vineberg LLP. Mr. Watchorn is currently a director of Timbercreek Mortgage Investment Corporation, a mortgage loan investment company. He is also a director of each of Treegrove Capital Limited and Limedale Ventures Limited, both private companies incorporated in Cyprus, which indirectly own, and provide asset and property management services to, office and retail properties located in Central and Eastern Europe. Mr. Watchorn holds an LL.B. from the University of Toronto. Our Board has previously determined that Mr. Watchorn’s executive and legal experiences qualify him for service as a member of our Board and add value to our company.

Executive Officers

Our executive officers, their ages and their positions are as follows:

Name	Age	Position
James C. Mullen	55	Chief Executive Officer
Geoffrey M. Glass	40	President, Banner Life Sciences
Michael J. Lehmann	51	President, Global Pharmaceutical Development Services and Interim Executive Vice President, Global Sales & Marketing
Aqeel A. Fatmi	63	Executive Vice President, Global Research & Development and Chief Scientific Officer
Paul M. Garofolo	43	Executive Vice President, Global PDS Operations
Stuart Grant	58	Executive Vice President, Chief Financial Officer
Michael E. Lytton	56	Executive Vice President, Corporate Development and Strategy and General Counsel
Harry R. Gill, III	53	Senior Vice President, Quality and Continuous Improvement
Rebecca Holland New	39	Chief Human Resources Officer, Senior Vice President and Corporate Communications

James C. Mullen also serves as a director of Patheon and his biographical information is described above with the other members of the Board.

Geoffrey M. Glass, age 40, joined Patheon in April 2009 as Senior Vice President, Marketing, Strategy and Corporate Development and Integration, and was subsequently promoted to Executive Vice President, Global Strategy, Sales and Marketing in October 2009. On December 17, 2012, following our acquisition of Banner, Mr. Glass was promoted to President, Product and Technology Commercialization and, in July 2013, was promoted to President, Banner Life Sciences. Prior to joining Patheon, Mr. Glass served approximately five years as an executive at Valeant Pharmaceuticals International, Inc., a global specialty pharmaceutical company (“Valeant”), including as Senior Vice President, Asian Operations, from April 2007 to June 2008, where he was responsible for all of Valeant’s business affairs in the region, which included over 250 products in 14 countries. Prior to leading the Asian business for Valeant, Mr. Glass served as Senior Vice President and Chief Information Officer of Valeant from March 2004 to April 2007, where he was responsible for all information technology-related matters for the company. Prior to joining Valeant, Mr. Glass was the Global Leader of Life Sciences Operations Excellence Practice for Cap Gemini (formerly known as Ernst & Young LLP Consulting). During his tenure at Cap Gemini, Mr. Glass led global teams through the successful implementation of business transformations at a number of leading life sciences organizations.

Michael J. Lehmann, age 51, joined Patheon in November 2012 as President, Global Pharmaceutical Development Services and in December 2012, was appointed Interim Executive Vice President, Global Sales & Marketing. Mr. Lehmann brings over 25 years of healthcare services leadership experience to Patheon. From September 2005 to September 2012, Mr. Lehmann was employed by Covance, Inc. (“Covance”), one of the world’s largest drug development services companies, and from January 2009, held the position of Corporate Senior Vice President and General Manager in the Global Early Development business of Covance. In that role, Mr. Lehmann was responsible for global early development and profit and loss management. Previously, he served at Covance as Corporate Senior Vice President and President of the Global Nonclinical Safety Assessment business from January 2009 to October 2011, as Corporate Vice President and President of the Labs North America business from January 2008 to January 2009 and as General Manager of the Madison Site from September 2005 to January 2008. Prior to joining Covance, Mr. Lehmann worked for 17 years at GE Healthcare in key operational and management roles.

Aqeel A. Fatmi, age 63, joined Patheon in January 2013 as Executive Vice President Global Research & Development and Chief Scientific Officer, bringing over 30 years of experience in the pharmaceutical industry. From August 2000 to January 2013, he served on Banner’s global leadership team as Global Vice President, Research and Development and Operations. Prior to joining Banner, from January 1998 to July 2000, Dr. Fatmi was a Co-Founder of the Georgia Combinatorial Chemistry Center at Georgia State University, focusing on the discovery of small molecules of drugs for cancer, HIV and other infectious diseases. Dr. Fatmi spent a major part of his career, from June 1982 to December 1997, at Solvay Pharmaceuticals, Inc. with increasing responsibilities. From January 1991 to December 1997, in his last positions at Solvay Pharmaceuticals, Inc. he served as Vice President of Preclinical followed by Senior Vice President of Research and Development, where he was responsible for the development, approval and launch of new drugs. Dr. Fatmi holds a Ph.D. in Medicinal Chemistry from The University of Georgia, Athens. After graduation in June 1981 Dr. Fatmi was a National Science Foundation Post-Doctoral Fellow for one year in the Department of Chemistry at The University of Georgia.

Paul M. Garofolo, age 43, joined Patheon in May 2008 as Senior Vice President and Chief Information Officer and was subsequently promoted to Executive Vice President and Chief Technology Officer in November 2008. Effective August 1, 2011, Mr. Garofolo’s role was revised to Executive Vice President – PDS Global Business Operations. Prior to joining Patheon, Mr. Garofolo had more than 17 years of information and management consulting leadership experience. Most recently, he served as Chief Information Officer and Vice President of Global IT at Valeant from 2004 to April 2008, where he was responsible for Valeant’s global IT organization, including the implementation of a series of new applications and processes. Prior to his service at Valeant, from 2000 to 2004, Mr. Garofolo was the Chief Technology Officer and Senior Vice President of Technology Services for Broadlane, the fourth largest Group Purchasing Organization within the U.S. healthcare market. He also worked in the management consulting industry for both Ernst & Young Global Limited and Oracle Corp.

Stuart Grant, age 58, joined Patheon in February 2012 as Executive Vice President, Chief Financial Officer, bringing over 30 years of financial management experience to Patheon, over 15 of which have been in the pharmaceutical industry. From 2007 to 2011, Mr. Grant served as Senior Vice President and Chief Financial Officer of BioCryst Pharmaceuticals, Inc., a pharmaceutical development company. Prior to that, Mr. Grant progressed through a variety of financial management positions at Serono SA (now Merck Serono), a global pharmaceutical services company, including Chief Financial Officer, USA, from 2002 to 2004 and Group Chief Financial Officer from 2004 to 2007. Mr. Grant also spent 15 years in finance at Digital Equipment Company and several years working as a tax consultant and senior auditor for Price Waterhouse (now PricewaterhouseCoopers) in Glasgow, Scotland.

Michael E. Lytton, age 56, joined Patheon in May 2011 as Executive Vice President, Corporate Development and Strategy and General Counsel. From January 2009 through February 2011, Mr. Lytton was Executive Vice President of Corporate and Business Development of Biogen. Prior to joining Biogen, from January 2001 through December 2008, Mr. Lytton was a General Partner with Oxford Bioscience Partners (“Oxford”), a venture capital firm investing in therapeutic, diagnostic and life science tool companies. Prior to Oxford, Mr. Lytton practiced law for 17 years and specialized in representing biomedical companies; he is a past Partner and member of the Executive Committee of the law firm Edwards Wildman Palmer and previously was a Partner of the law firm WilmerHale. From September 2004 to October 2011, Mr. Lytton was the Chairman of the Board of Santhera Pharmaceuticals AG, and he has also served on various boards of many other academic, non-profit and private and public for-profit companies throughout his career.

Harry R. Gill, III, age 53, joined Patheon in July 2010 as Global Vice President of Operational Excellence and Vice President of Business Management. In September 2012, Mr. Gill was promoted to his current position as Senior Vice President, Quality and Continuous Improvement. Prior to joining Patheon, he had over 25 years of experience in quality, plant operations, technical services and operational excellence. Mr. Gill held the position of Site General Manager at Wyeth (now Pfizer Inc.), a pharmaceutical company, from September 2006 to July 2010. Prior to Wyeth, Mr. Gill served as Director of Engineering at Baxter Healthcare from August 1998 to May 2001. In addition, he has eight years of combined international experience in Asia and Puerto Rico.

Rebecca Holland New, age 39, joined Patheon in August 2011 and currently serves as Chief Human Resources Officer/Senior Vice President, Human Resources and Corporate Communications. Most recently, from November 2007 to July 2011, Ms. Holland New was Global Vice President, Human Resources at Bausch & Lomb, Inc. Prior to that, from April 2007 to October 2007, Ms. Holland New held global human resources leadership positions at Bausch & Lomb’s business operations, talent, corporate and pharmaceutical business units as well as global research and development. Prior to joining Bausch & Lomb, Ms. Holland New held human resources leadership positions at Novo Nordisk, Inc., from November 2003 to April 2007, and Bristol-Myers Squibb, from August 1996 to November 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and 10% beneficial owners to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Based solely on a review of the report forms that were filed and written representations from our executive officers and directors, the following reports were not filed timely: (i) Mr. Lytton filed one late report on Form 4 covering one transaction; (ii) Mr. Mullen filed one late report on Form 4 covering one transaction; (iii) Mr. Sutin filed one late report on Form 4 covering one transaction; and (iv) Ms. Mancuso filed one late report on Form 4 covering one transaction.

Audit Committee

Audit Committee

Composition

The Audit Committee is currently comprised of the following three members: Mr. Shaw (Chairman), Mr. Lagarde and Mr. Viso. The Board uses the definition of independence of the NASDAQ Stock Market LLC (“NASDAQ”) to determine whether Patheon’s directors are independent for purposes of U.S. securities laws. Mr. Shaw and Mr. Viso are considered to be “independent” within the meaning of NASDAQ Rule 5605(c)(2), the NASDAQ rule concerning Audit Committee independence. Mr. Lagarde is not considered to be independent because of his position with JLL Patheon Holdings and/or its affiliates. The Board has previously determined that Mr. Shaw is an “audit committee financial expert” under SEC rules.

Charter and Responsibilities

The Charter of the Audit Committee was reviewed and reaffirmed by the Board on December 13, 2012, and is available on our website at www.patheon.com under Investor Relations. The Charter of the Audit Committee establishes its (i) objectives; (ii) constitution; (iii) authority; and (iv) responsibilities relating to, among other things, assisting Patheon’s Board in fulfilling its oversight responsibilities relating to Patheon’s financial statements, assisting the Board in fulfilling its oversight responsibilities relating to the integrity of Patheon’s internal control and management information systems, and fulfilling the responsibilities assigned to the Audit Committee by the Board.

The functions and responsibilities of the Audit Committee include the following:

•	oversight of Patheon’s external auditor;

•	pre-approval of non-audit services;

•	review of financial statements;

•	review of public disclosure of financial information;

•	establishing submission systems and treatment of complaints regarding accounting, internal accounting controls, or audit matters;

•	review and approval of hiring policies;

•	review and monitoring the integrity and adequacy of internal controls and management information systems; and

•	reviewing Patheon’s policies and procedures for the review, approval or ratification of related person transactions.

The Audit Committee has the authority to engage independent counsel and other advisors as it determines necessary or advisable to carry out its duties, to set and pay the compensation for any advisors employed by the Audit Committee, and to communicate directly with the internal and external auditors.

Item 11

EXECUTIVE COMPENSATION

The following executives were our named executive officers for fiscal 2013:

Name	Position
James C. Mullen	Chief Executive Officer
Stuart Grant	Executive Vice President, Chief Financial Officer
Michael E. Lytton	Executive Vice President, Corporate Development and Strategy and General Counsel
Michael Lehmann	President, Global Pharmaceutical Development Services and Interim Executive Vice President, Global Sales & Marketing
Aqeel A. Fatmi	Executive Vice President, Global Research & Development and Chief Scientific Officer
Harry R. Gill, III	Senior Vice President, Quality and Continuous Improvement
Antonella Mancuso (1)	President, Global Commercial Operations and Chief Manufacturing Officer

(1)	Ms. Mancuso’s employment with us terminated on July 10, 2013.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis describes our executive compensation philosophy, components and policies, including analysis of the compensation earned by our named executive officers for fiscal 2013 as detailed in the accompanying tables.

Executive Summary

•	Setting Fiscal 2013 Compensation. In making compensation decisions for fiscal 2013, our CHR Committee took into account a number of factors, including (i) the need to attract and retain talented executives (ii) our financial performance and achievement of corporate objectives; and (iii) the achievement of individual objectives by each executive officer.

•	Elements of Compensation. Consistent with our philosophy that executive compensation should incentivize our executive officers to enhance shareholder value, each of our executive officers is compensated with base salary, short-term cash incentives and long-term incentives tied to the value of our restricted voting shares, as well as (to a lesser extent) perquisites and personal benefits, retirement benefits and termination and change in control benefits.

•	Key Compensation Decisions During Fiscal 2013. Our CHR Committee and our Board made the following key executive compensation decisions for fiscal 2013:

•	approval of option grants to certain of our executive officers;

•	approval of the Patheon Global Bonus Plan for fiscal 2013 (the “2013 Bonus Plan”);

•	approval of discretionary bonus payments to our executive officers;

•	approval of salary increases for certain of our executive officers; and

•	approval of compensation arrangements for new executive officers to enhance our leadership team.

Compensation Philosophy and Objectives

Our compensation philosophy is based on pay for performance. We reward our executive officers for delivering superior performance that contributes to our long-term success and the creation of shareholder value.

The objectives of our compensation program are to:

•	attract and retain qualified and experienced individuals to serve as executive officers;

•	align the compensation level of each executive officer with his or her level of responsibility;

•	motivate each executive officer to achieve short and long-term corporate goals;

•	align the interests of executive officers with those of shareholders; and

•	reward executive officers for excellent corporate and individual performance.

Process for Determining Executive Compensation

Role of Our CHR Committee and Board

Our CHR Committee and Board share responsibility for determining executive compensation. Our Board’s involvement in the executive compensation process reflects its desire to oversee compensation decisions regarding our executive officers, particularly our Chief Executive Officer. Accordingly, our CHR Committee makes recommendations regarding, and our Board approves, our executive compensation policies and programs, the compensation of our Chief Executive Officer and the grant of equity awards. Our CHR Committee is solely responsible for approving the compensation of our executive officers, other than our Chief Executive Officer, for establishing and approving payments under our annual cash incentive plan and for reporting such decisions to our Board.

Role of Executive Officers

Other than providing input into their individual performance objectives, neither our Chief Executive Officer nor our other executive officers have any role in recommending or setting their own compensation. Our Chief Executive Officer makes recommendations to our CHR Committee regarding the compensation of our other executive officers and provides input regarding executive compensation programs and policies generally.

Role of Compensation Consultants

We retained Mercer to act as our independent compensation consultant. Mercer reports directly to our CHR Committee. For fiscal 2013, our CHR Committee engaged Mercer to assist it in implementing our compensation philosophy for the executive officers in keeping with our overall objectives, including by gathering relevant market data to assist our CHR Committee in making compensation decisions for our named executive officers. On occasion, we also engage Mercer to provide consulting services for non-executive compensation matters and strategic matters. The fees paid to Mercer for these additional services did not exceed $100,000 in fiscal 2013.

Role of Benchmarking and Comparative Analysis

Our CHR Committee used market analyses provided by Mercer as a reference point to evaluate the competitiveness of the total compensation, and competitive positioning, of our executive officers. Under the terms of its engagement, and with our assistance, Mercer constructed a peer group of publicly traded companies with U.S. operations that are similar to us in terms of revenue size, industry and operating characteristics (the “Mercer Peer Group”) and compared the compensation of each of our executive officers to executive officers in similar positions at companies in the Mercer Peer Group. On December 13, 2012, Mercer recommended the removal of two companies outside of Patheon’s suggested revenue range as well as two companies that had been acquired since the previous study. In connection with this recommendation, four additional companies were proposed and accepted as replacements. The companies comprising the Mercer Peer Group for fiscal 2013 were as follows: Perrigo Company, PAREXEL International Corporation, Steris Corp., The Cooper Companies, Inc., Charles River Laboratories International, Inc., ResMed Inc., IDEXX Labs Inc., West Pharmaceutical Services, Inc., Par Pharmaceutical Companies, Inc., Impax Laboratories, Inc., Integra Lifesciences Holdings Corporation, Medicas Pharmaceutical Corp., Cubist Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., Myriad Genetics, Inc., and Onyx Pharmaceuticals, Inc. In addition, Mercer also reviewed proxy statement data for a number of companies in published compensation surveys, namely (i) the 2012 Mercer Executive Remuneration Survey; (ii) the Radford Global Life Sciences Survey 2012; and (iii) the Towers Watson General Industry Executive Compensation Survey 2012. The companies comprising each of the aforementioned surveys are listed in Appendices A, B and C, respectively. Companies for which proxy statement data was collected are noted in italics. As discussed below, we used the results of Mercer’s review in connection with certain compensation decisions for our named executive officers.

Role of the Advisory (Non-binding) Vote to Approve Executive Compensation

We provide our shareholders with the opportunity to cast an advisory (non-binding) vote to approve executive compensation, or the “Say-on-Pay” proposal, every three years. At the 2012 Annual and Special Meeting of Shareholders, a substantial majority of the votes cast (over 94%) at that meeting voted in favor of the Say-on-Pay proposal, which our CHR Committee believes affirms our shareholders’ support of our executive compensation program. Our CHR Committee considered the result of this vote, and following such consideration, did not make any changes to our executive compensation decisions or policies. Our CHR Committee will continue to consider the outcome of Say-on-Pay votes when making future compensation decisions for our named executive officers.

Elements of Compensation

Our overall executive compensation program includes the following major elements:

Element	Form	Performance Period	Determination

Base Salary	Cash	One year	Periodically reviewed against market and further adjusted based on individual experience and performance

Short-Term Incentives	Annual Cash Incentive Bonus	One year	Subject to our performance against pre-determined corporate objectives, individual achievement of personal performance objectives and the discretion of our CHR Committee

Long-Term Incentives	Options	Generally vest over or after five years, depending on the award.

Based on share price appreciation up to a 10-year term with vesting typically over the initial five years or based on the achievement of pre-determined performance metrics

Exercise price based on the closing market price on the grant date

Final value based on market value at time of exercise relative to the exercise price

Perquisites	Relocation expenses and incentives, automobile allowances, education allowances, enhanced medical, dental, life insurance and disability benefits, executive allowances	Provided in connection with executive benefit plans, recruitment and retention programs	Based on individually negotiated terms of employment or as introduced from time to time to enhance executive retention

Broad-Based Benefits	Health, dental, retirement, life insurance and disability	Ongoing	Consistent with the broad-based benefits offered by other multinational organizations

Termination/ Change in Control Benefits	Severance and related benefits (including accelerated vesting of the outstanding options to purchase restricted voting shares issued pursuant to our stock option plan in connection with certain terminations and changes of control	Provided in connection with specified events	Based on individually negotiated terms of employment or as introduced from time to time by our CHR Committee to enhance executive retention

Factors Considered in Making Individual Pay Decisions

Compensation Elements

At this time, we do not target a specific mix of executive compensation by allocating total compensation between cash and noncash pay, between current and long-term pay or among different types of long-term incentive awards. The profile of our executive compensation is driven by decisions made for each component of pay separately, which we intend to be appropriately competitive, as well as the impact of our decisions on total compensation. However, consistent with our compensation philosophy, our CHR Committee believes that a significant portion of each named executive officer’s compensation should be at risk.

Role of Company and Individual Performance

Our compensation philosophy is based on pay for performance. We reward our executive officers for delivering superior performance that contributes to our long-term success and the creation of shareholder value. In measuring such performance, we consider the achievement of both corporate and individual goals.

We reward significant contributions by our executive officers through salary increases, payments under our annual cash incentive plans and through long-term equity awards. In particular, our 2013 Bonus Plan was designed to focus our executive officers on the achievement of both corporate and individual performance objectives. The corporate performance objectives under our 2013 Bonus Plan were recommended to our CHR Committee by our Chief Executive Officer and approved by our CHR Committee.

The individual performance objectives under our 2013 Bonus Plan were determined by our CHR Committee in consultation with our Chief Executive Officer. Our Chief Executive Officer submitted individual performance objectives for our executive officers (who themselves had input into the determination of their individual objectives), other than himself, to our CHR Committee. Our CHR Committee reviewed the submitted individual performance objectives and approved them with any such changes as it believed appropriate. Our CHR Committee approved the individual performance objectives for our current Chief Executive Officer.

Internal Pay Equity

We consider internal pay equity when setting compensation for our executive officers. Although we have not established a policy regarding the ratio of total compensation of our Chief Executive Officer to that of our other executive officers, we do review compensation levels to ensure that appropriate equity exists between our Chief Executive Officer and our other executive officers, as well as among our executive officers (other than the Chief Executive Officer). Differences in compensation among our named executive officers are attributable to differences in levels of experience, performance and market demand for executive talent.

Fixed Compensation – Base Salary

Overview

Base salary is intended to reflect the skills, competencies, experience and performance of each named executive officer. Base salary levels also are targeted to be comparable to salaries offered for positions involving similar responsibilities and complexity at other companies. Competitive base salaries enable us to attract and retain qualified individuals to serve as named executive officers. Base salary also aligns the compensation level of each named executive officer to his or her level of responsibility. Base salaries are adjusted annually where appropriate based on levels of responsibility and sustained performance. Base salary is linked to other elements of compensation such as the annual cash incentive bonus, certain retirement plan benefits and termination and change in control benefits.

Fiscal 2013 Base Salaries

The key salary decisions made during fiscal 2013 for our named executive officers were as follows:

•	Michael Lehmann. Mr. Lehmann was hired in fiscal 2013, and his salary was based on the amount our CHR Committee determined to be appropriate to induce him to join our company. Our CHR Committee determined Mr. Lehmann’s salary based on his past experience, skills and compensation from prior employers.

•	Aqeel Fatmi. Following the Banner Acquisition in December 2012, we entered into a new employment agreement with Dr. Fatmi that provided an increase in his salary from $294,462 to $345,000. Our CHR Committee determined that it was appropriate to increase Dr. Fatmi’s salary based on the expansion of his responsibilities to include a global role within our company, in addition to his existing responsibilities with respect to the Banner subsidiaries.

•	Harry R. Gill, III. We increased Mr. Gill’s salary during fiscal 2013 from $285,000 to $350,000. Our CHR Committee determined that the increase was appropriate to compensate Mr. Gill in connection with his increased responsibilities for overseeing environmental, health and safety matters for our company.

Variable Compensation – Short-Term and Long-Term Incentives

The variable elements of our compensation include short-term incentives in the form of the opportunity for an annual cash incentive bonus and long-term incentives in the form of stock options. The level of variable compensation offered to our named executive officers is determined, in part, based on an overall assessment of our business performance, including achievement against stated corporate objectives.

Short-Term Incentive – Cash Incentive Bonuses

Overview

Under our 2013 Bonus Plan, our named executive officers and other members of our senior management may receive cash incentive bonuses based on certain performance criteria, subject to certain prescribed limits. The annual cash incentive bonus is intended to motivate our named executive officers to achieve short-term corporate and individual goals and to ultimately reward them for excellent corporate and individual performance. For fiscal 2013, payments to our named executive officers and other members of senior management were made under the 2013 Bonus Plan, based on the achievement of certain corporate and individual objectives established by our CHR Committee and Chief Executive Officer. Additional bonus payments were made to named executive officers and other members of senior management in the discretion of our CHR Committee.

2013 Bonus Plan Opportunity

Target awards under our 2013 Bonus Plan are set forth in each named executive officer’s employment agreement. All of our named executive officers, other than Mr. Mullen and Dr. Fatmi, have a target bonus of 45% of base salary. Mr. Mullen has a target bonus of 100% of base salary. Dr. Fatmi has a target bonus of 40% of base salary. We believe that maintaining target bonuses within a narrow range of 40-45% for each of our named executive officers other than our Chief Executive Officer appropriately rewards their performance, is consistent with principles of pay equity and helps us attract and retain the executives we need to run our business.

Our CHR Committee approved the various weights allocated to the different financial performance objectives under our 2013 Bonus Plan to incentivize contributions by our named executive officers to our overall corporate performance. In addition, our CHR Committee determined that part of the bonus opportunity should be based on the achievement of individual objectives to focus our named executive officers to execute on projects without an immediately quantifiable financial impact but that would contribute to both our short-term and long-term success.

Financial Objectives

Corporate Adjusted EBITDA comprised 50% of the corporate objectives for our named executive officers and is defined as loss from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, acquisition-related litigation expenses and other income and expenses, with additional adjustments for foreign currency exchange differences versus budgeted exchange rates and other one-time, non-operating gains or losses at the discretion of management.

Corporate Net Free Cash Flow comprised 25% of the corporate objectives for our named executive officers and is defined as cash flow from operations minus capital spending.

Corporate Revenue, as determined under U.S. GAAP, comprised 25% of the corporate objectives for our named executive officers.

Under the 2013 Bonus Plan, the payout with respect to achievement of any one corporate objective was not conditioned on the achievement of any other corporate objective. Under our 2013 Bonus Plan, if we did not meet the threshold performance of 90% of target for Corporate Adjusted EBITDA or Corporate Net Free Cash Flow, or 96% of Corporate Revenue, there would be no payout to our named executive officers under the plan for the applicable objective. If performance were to fall between threshold and target or between target and maximum for a particular objective, payout factors would be interpolated on a straight-line basis for such objective.

In setting the financial targets under our 2013 Bonus Plan, our CHR Committee focused on establishing targets for which attainment was not assured and which would require significant effort on the part of our named executive officers. For fiscal 2013, target Corporate Adjusted EBITDA, Corporate Net Free Cash Flow and Corporate Revenue were based on our 2013 budget.

The following table shows the payout percentages related to the achievement of each of our corporate goals under our 2013 Bonus Plan:

	Corporate Adjusted EBITDA	Corporate Net Free Cash Flow	Performance (% of Target)	Payout Factor		Payout (% of Target Bonus)
	Goal (millions of US$)
Threshold	144.6	(8.3)	90%	0.5	x	50%
Target	160.7	(7.5)	100%	1.0	x	100%
Maximum	216.9	(4.9)	135%	1.5	x	150%

	Corporate Revenue	Performance (% of Target)	Payout Factor		Payout (% of Target Bonus)
	Goal (millions of US$)
Threshold	999.2	96%	0.5	x	50%
Target	1040.8	100%	1.0	x	100%
Maximum	2081.6	110%	2.0	x	200%

Individual Objectives

In addition to corporate and/or financial objectives, a component of each named executive officer’s bonus eligibility was based on the achievement of individual objectives. At the end of fiscal 2013, the Chief Executive Officer discussed with each then-employed named executive officer his or her achievement of individual objectives and assigned a performance rating. The CHR Committee discussed with the Chief Executive Officer his achievement of his individual objectives and assigned a performance rating. Under the 2013 Bonus Plan, the named executive officer’s bonus eligibility is based on the achievement of the financial objectives and a multiplier for his or her performance rating as follows, with a maximum possible payout under the 2013 Bonus Plan of 200% of the executive’s target amount:

Rating	Description	Pay for Performance Multiplier
1	Not Acceptable	0
2	Sometimes Meets Expectations	0-0.5
3	Meets Expectations	0.75-1.0
4	Exceeds Expectations	1.0-1.25
5	Outstanding	1.25-1.75

Individual objectives for our named executive officers included individual performance goals specific to such individual or his or her area of responsibility. Individual goals included timely achievement of certain strategic and financial goals, functional financial and budget goals, design and implementation of productivity measures, quality and compliance results, and development of new business opportunities, as follows:

•	James C. Mullen: (i) achieve the financial goals including pro forma revenue exceeding $1,100 million; (ii) update our company’s strategic plan; (iii) lead the Banner integration; (iv) achieve Right First Time (“RFT”) and On Time Delivery (“OTD”) in excess of 90%; (v) increase Operational Excellence (“OE”) and Cost of Quality savings by $30 million; (vi) achieve sales targets in excess of $80 million for PDS and CMO and $20 million for Banner; and (vii) take actions to enhance employee talent to include the creation of development plans for all direct reports.

•	Stuart Grant: (i) achieve certain financial goals as set out in 2013 budget; (ii) improve the effectiveness of our company’s finance function and processes by identifying and filling gaps and development plans agreed for all direct reports; (iii) ensure successful integration of Banner to Patheon; (iv) streamline the revenue process; and (v) develop a clear financial strategy and plan for the next 24 months.

•	Michael Lytton: With respect to Banner integration: (i) set organizational structure of Proprietary Product Development and Commercial Business; (ii) develop strategic plans for Mexico/Latin America and new Banner R&D; (iii) talent assessments and develop organizational structure for VP and above; (iv) Olds site strategy; and (v) develop route to market strategy for Banner US and Mexico businesses. With respect to Corporate Development: (i) develop growth and financial strategies and M&A targets; and (ii) refresh financial model for latest performance and forecast updates.

•	Michael Lehmann: (i) achieve certain financial goals, including PDS revenue of $156 million; (ii) improve RFT and OTD to meet or exceed 90% for PDS; (iii) increase OE and Cost of Quality savings by $30 million; (iv) project expansion/COS Sales target of greater than $112.1 million for PDS; (v) achieve sales target of $82 million for PDS; (vi) assist in the Banner integration; (vii) assist in developing growth and financial strategies and identifying acquisition targets; and (viii) take actions to enhance employee talent to include the creation of development plans for all direct reports.

•	Aqeel Fatmi: With respect to Dr. Fatmi’s Global Research & Development role: (i) implement a development strategy for our Banner Life Sciences business; (ii) expand our research and development capabilities to include other dosage forms; and (iii) obtain approval for and launch certain Banner products. With respect to his Chief Scientific Officer role: (i) identify, select and recommend new drug delivery technology platforms; (ii) evaluate business adjacencies in sourcing of active ingredients; (iii) improve certain products; (iv) increase the recognition and visibility of our subject-matter experts; (v) ensure successful integration of Banner with our company; and (vi) successfully launch certain Banner products in the global marketplace.

•	Harry R. Gill, III: (i) improve OE and Cost of Quality savings for CMO and PDS Operations; (ii) re-design and implement One Patheon site Quality Organization; (iii) assist in the Banner integration; (iv) drive implementation of key training initiatives; and (v) implement with IT and Procurement a Vendor Management Program.

•	Antonella Mancuso: (i) achieve certain financial goals, including achieving fiscal 2013 CMO revenue of greater than $662.2 million; (ii) improve RFT and OTD to exceed 90% (iii) meet target procurement savings goals of $7.4 million; (iv) assist in the Banner integration; (v) define specific talent upgrade and relative development plan with all direct reports; (vi) OE, de-bottlenecking and Cost of Quality savings equal to or greater than $26.5 million; and (vii) assist our Chief Executive Officer in review of strategic plan. Because Ms. Mancuso was not employed by us at the time payout determinations were made under our 2013 Bonus Plan, she was not eligible for payments thereunder.

2013 Bonus Plan Results

The following table shows the percentage of achievement of the financial objectives applicable to our named executive officers eligible for a bonus for fiscal 2013:

(in millions of US$ unless otherwise noted) Financial Objective	Target	Actual	Achievement (%)
Corporate Adjusted EBITDA	160.7	135.5	84.4
Corporate Net Free Cash Flow	(7.5)	(35.8)	-378%
Corporate Revenue	1,040.8	1024.2	98.4

Because we did not achieve the minimum Corporate Adjusted EBITDA and Corporate Net Free Cash Flow objectives under the 2013 Bonus Plan, our named executive officers were only eligible to receive payouts under the plan with respect to the Corporate Revenue objective. Although we did not achieve the minimum Corporate Adjusted EBITDA and Corporate Net Free Cash Flow objectives, our CHR Committee decided to award discretionary cash bonuses to each of our named executive officers in addition to the amounts payable to these executive officers under the 2013 Bonus Plan.

Our CHR Committee determined that awarding these discretionary cash bonuses was consistent with its pay-for-performance philosophy because, among other things, our CHR Committee determined we advanced our initiatives with respect to site closures, operational excellence programs, procurement and activities related to the integration of Banner and that each of our named executive officers serving at the end of fiscal 2013 achieved or made substantial progress towards achieving his individual objectives as discussed above, which significantly contributed to our company’s success. In addition, our CHR Committee determined that the achievement of the Corporate Adjusted EBITDA and Corporate Net Free Cash Flow objectives under the 2013 Bonus Plan (which metrics were not adjusted following the acquisition of Banner) was negatively impacted by financing, transaction, synergy and operational costs associated with the acquisition of Banner. In making this determination, our CHR Committee determined that the Banner Acquisition was of strategic long-term importance to our company and, accordingly, did not believe it was appropriate to penalize our named executive officers as a result of costs incurred during fiscal 2013 in connection with this transaction.

The bonuses awarded to our named executive officers other than Ms. Mancuso were as follows:

Name (1)	Target Bonus	Target Fiscal 2013 Bonus ($)	2013 Bonus Plan Paid ($)	Discretionary Bonus Paid ($)	Total Bonus Paid ($)	Total Bonus Paid (% of Target)
James C. Mullen	100%	900,000	168,750	638,370	807,120	89.7
Stuart Grant	45%	193,500	36,281	137,869	174,150	90.0
Michael Lytton	45%	180,000	33,750	128,250	162,000	90.0
Michael Lehmann	45%	175,500	32,527	140,948	173,475	98.8
Aqeel Fatmi (2)	40%	110,931	20,800	51,305	72,105	65.0
Harry R. Gill, III	45%	139,500	26,156	99,394	125,550	90.0

(1)	Ms. Mancuso’s employment with Patheon ended on July 10, 2013. Since she was not employed with us at the time of payout, she was not eligible for a discretionary bonus. Ms. Mancuso received termination benefits as described below under “Potential Payments upon Termination or Change in Control.”
(2)	In addition to the above-noted amounts, Dr. Fatmi also earned $35,336 under the 2012 Banner bonus plan, in which he was a participant. This amount represents the total bonus payable under such plan for Banner’s 2012 fiscal year (January 1 – December 31, 2012).

Following the Banner Acquisition, the Corporate Net Free Cash Flow and Corporate Adjusted EBITDA targets were not adjusted for the impact from acquisition, integration, and restructuring activities and costs. Revenue targets funded for 2013, however, due to the costs of the diligence, acquisition, and restructuring from the Banner Acquisition, and the EBITDA and Cash Flow targets were missed. Performance goals for our company for restructuring, synergy savings, and OE targets were exceeded in 2013. As a result, the CHR Committee made a decision within plan guidelines to provide discretionary bonus payments.

In setting the discretionary bonuses for each named executive officer (other than Ms. Mancuso), our CHR Committee first determined the percentage of the named executive officer’s target fiscal 2013 that it determined was appropriate based on corporate and individual performance for fiscal 2013. With respect to our named executive officers other than our Chief Executive Officer, this determination was based on the recommendation of our Chief Executive Officer. Our CHR Committee then awarded a discretionary bonus in an amount that, combined with the amounts payable under the 2013 Bonus Plan, would provide the named executive officer short-term cash incentive compensation in an amount equal to the percentage of target bonus determined by our CHR Committee. In determining the appropriate percentage of target for each named executive officer our CHR Committee and (as applicable) our Chief Executive Officer considered the following:

•	James C. Mullen: Our CHR Committee determined that a total short-term cash incentive award of 89.7% of target was appropriate based on (i) leadership provided throughout the Banner integration and execution on synergy and value creation targets; (ii) key contributions made during 2013 to improve revenue; (iii) exceeding critical OE achievements; and (iv) valuation and viability assessments in connection with strategic transactions.

•	Stuart Grant: Our CHR Committee determined, based on the recommendation of our Chief Executive Officer, that a total short-term cash incentive award of 90.0% of target was appropriate based on (i) financial leadership during the Banner integration; (ii) work to ensure financial improvements were made with respect to spend which included procurement savings that exceeded expectations and process enhancements that improved cost and cash management; and (iii) key contributions in valuation and viability assessments and financing work in connection with strategic transactions.

•	Michael Lytton: Our CHR Committee determined, based on the recommendation of our Chief Executive Officer, that a total short-term cash incentive award of 90.0% of target was appropriate based on (i) leadership on critical OE achievements; (ii) integration of Banner business; and (iii) key contributions in valuation and viability assessments in connection with strategic transactions.

•	Michael Lehmann: Our CHR Committee determined, based on the recommendation of our Chief Executive Officer that a total short-term cash incentive award of 100.0% of target was appropriate based on (i) achievements related to his PDS leadership role to include OE efforts and organizational design enhancements; (ii) the creation and implementation of a PDS strategic plan to include the expansion of PDS sites; and (iii) interim leadership of the Global Sales and Marketing function which resulted in improved PDS and CMO sales performance for the year.

•	Aqeel Fatmi: Our CHR Committee determined, based on the recommendation of our Chief Executive Officer, that a total short-term cash incentive award of 65.0% of target was appropriate based on (i) the creation of an executable product development plan for the Banner Life Sciences business; (ii) exceptional performance on global product approvals including multiple products approved in United States, Europe and Mexico; and (iii) assistance with the integration of Banner within our company.

•	Harry R. Gill, III: Our CHR Committee determined, based on the recommendation of our Chief Executive Officer that a total short-term cash incentive award of 90.0% of target was appropriate based on (i) exceeding targets with OE results; (ii) role in the Banner integration to drive quality processes across all sites; and (iii) the implementation of key training initiatives across all sites which resulted in significant improvements in site delivery and right first time targets.

Retention Bonuses – Dr. Fatmi

In addition to the discretionary bonus and 2013 Bonus Plan payment that Dr. Fatmi received with respect to fiscal 2013 performance, Dr. Fatmi has also received and become eligible to receive certain retention bonuses in connection with his continued service with our company. Under the VION Holding N.V. 2012 Retention Incentive Plan for Banner Companies (the “Retention Incentive Plan”), which we assumed in connection with the Banner Acquisition, Dr. Fatmi received $701,354 as an incentive to remain employed by Banner through the closing date of the Banner Acquisition and received an additional $136,472 as an incentive to remain employed by us through the four months following the closing date. VION Holding N.V. reimbursed us for all payments made to Dr. Fatmi under the Retention Incentive Plan. In addition to these retention bonuses, prior to and in connection with our entry into a definitive agreement to acquire Banner, Dr. Fatmi entered a change of control agreement with Banner, dated August 6, 2012, as amended on October 24, 2012 (the “Banner Change of Control Agreement”). The Banner Change of Control Agreement required us to pay Dr. Fatmi a cash bonus equal to nine months’ base salary if Dr. Fatmi continued to be employed by our company on December 14, 2013, the first anniversary of the Banner Acquisition. Because Dr. Fatmi satisfied this condition of the Banner Change of Control Agreement, we paid him this retention bonus in December 2013. We determined that this additional retention bonus was appropriate given Dr. Fatmi’s importance to our company and to the success of the Banner Acquisition.

Dr. Fatmi also received a total of $35,336 in additional bonuses earned in respect of the Banner 2012 fiscal year ended December 31, 2012, under bonus arrangements that we assumed from Banner in connection with the acquisition. Of this total, $1,359 was earned following the Banner Acquisition and is included in Dr. Fatmi’s compensation for fiscal 2013.

Long-Term Incentives – Incentive Stock Option Plan

Overview

Long-term incentives are intended to motivate our named executive officers to achieve long-term corporate goals and to ultimately reward them for excellent corporate performance. Long-term incentives do not influence any other element of compensation. Our stock option plan is designed to grant options to our named executive officers, directors and certain other persons in order to (i) encourage their productivity in furthering our growth and development; (ii) assist us in retaining and attracting executives with experience; and (iii) give us the ability to reward significant performance achievements.

Fiscal 2013 Grants

In connection with his hiring, we granted Mr. Lehmann 300,000 options. Our CHR Committee approved this award to induce Mr. Lehmann to join our company based on his experience, skills and compensation received from former employers, while also providing a significant incentive for him to increase shareholder value. In addition, in connection with his appointment as Interim Executive Vice President, Global Sales & Marketing, we granted Mr. Lehmann 50,000 options. Our CHR Committee believes that this grant was appropriate in recognition of his dual role.

In connection with the addition of oversight of environmental, health and safety matters to Mr. Gill’s role, we granted Mr. Gill 50,000 options. Our CHR Committee believes that this grant was appropriate to compensate Mr. Gill for his additional duties.

In connection with the acquisition of Banner and the transition of Dr. Fatmi to the position of Executive Vice President, Global Research & Development and Chief Scientific Officer for Patheon, we granted Dr. Fatmi 90,000 options. Our CHR Committee believes that this grant was appropriate to retain and incentivize Dr. Fatmi.

Equity Award Grant Practices

Our stock option grant practices provide that we may not issue options during a blackout period as defined in our trading policies. Quarterly blackout periods begin two weeks before the end of each fiscal quarter and end at the close of business on the second business day following the public release of our quarterly or annual financial results. In addition, supplemental blackout periods are imposed to allow the receipt of material information by the market or in certain cases as determined by our Chief Executive Officer or General Counsel.

Perquisites and Personal Benefits

We provide certain perquisites and personal benefits to recruit and retain our named executive officers. The level of perquisites and personal benefits provided to our named executive officers does not influence any other element of compensation.

Our group benefits are intended to provide competitive and adequate protection in case of sickness, disability or death. We offer health, dental, pension or retirement, life insurance and disability programs to all of our employees on the same basis. In addition, our named executive officers receive certain enhanced benefits for medical, dental, vision, life insurance and disability, including premium waivers and enhanced coverage.

In addition to enhanced health, life insurance and related benefits, during fiscal 2013, certain of our named executive officers received automobile allowances or the use of a company car, and certain of our named executive officers received relocation benefits and incentives (and related tax gross-ups) to offset the cost of their relocation to our U.S. headquarters.

Benefits Relating to Termination and Change in Control

Our named executive officers are covered by termination and change in control provisions in their employment agreements. The events that trigger payment under these arrangements were determined through the negotiation of the applicable employment agreement. In addition, our stock option plan and certain of the award agreements entered into thereunder contain change in control provisions.

Risk Management

Our CHR Committee and our Board endeavor to design our compensation programs to help ensure that these programs do not encourage our executive officers to take unnecessary and excessive risks that could harm our long-term value. We believe that the following components of our executive compensation program, which are discussed more fully above, discourage our executive officers from taking unnecessary or excessive risks:

•	Base salaries and personal benefits are sufficiently competitive and not subject to performance risk.

•	The vesting periods of our stock option awards are designed to better align our executives’ interests with the long-term interests of our shareholders.

•	Corporate and individual performance objectives for our executive officers are generally designed to be achievable with sustained and focused effort.

•	Minimum thresholds apply to all components of our annual incentive plans for both (i) the funding of the plans and (ii) payout levels of performance objectives, including individual performance objectives.

•	Our annual incentive plans are, subject to applicable regulations, discretionary, and we have documented our reserved right to amend or discontinue our incentive plans at any time with or without notice.

•	In order for an employee to receive a payout under one of our annual incentive plans, he or she must be employed at the time of payout, unless our CHR Committee determines otherwise.

•	In order for an employee to be an eligible participant in one of our annual incentive plans, he or she must have completed at least three months of active employment with us prior to the applicable fiscal year’s end.

Tax and Accounting Considerations

Tax and accounting considerations generally do not have a material impact on our compensation decisions. However, our CHR Committee does consider the accounting and cash flow implications of various forms of executive compensation.

In our consolidated financial statements, we record salaries and bonuses as expenses in the amount paid or to be paid to the named executive officers. Accounting rules also require us to record an expense in our consolidated financial statements for stock option awards, even though such awards are not paid as cash to employees. Our CHR Committee believes that the many advantages of equity compensation more than compensate for the non-cash accounting expense associated with it.

Policy with Respect to Short-Term Trading and Short Selling

Under our trading policy, except with the prior approval of our Chief Executive Officer or our General Counsel, our directors, officers and certain designated employees may not buy and sell, or sell and buy, our restricted voting shares within a six-month time period. Our directors, officers and certain designated employees are also prohibited from short selling our restricted voting shares.

Compensation Committee Report

The Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

Michel Lagarde, Chair

Daniel Agroskin

Joaquín B. Viso

Compensation Program Risk Assessment

We have conducted a risk assessment of our compensation policies and practices for all of our employees (not just our executive officers). Based on this review, we concluded that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us. Our risk assessment included a review of program policies and practices; program analysis to identify risk and risk control related to the programs; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control and the support of the programs and their risks to our strategy. Although we reviewed all compensation programs, we focused on the programs with variability of payout (e.g., short-term and long-term incentive programs), with the ability of a participant to directly affect payout and the controls on participant action and payout. As part of our review, we specifically noted the following factors that reduce the likelihood that excessive risk taking would have a material adverse effect on us: (i) a strong internal control structure, including business, legal and finance review of our customer contracts prior to entry into such contracts; (ii) payment to our employees of competitive base salaries and benefits that are not subject to performance risk; and (iii) a mix between cash and noncash and short-term and long-term compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
James C. Mullen	2013	900,000	638,370	—	168,750	17,884	1,725,004
Chief Executive Officer	2012	900,000	1,000,000	—	—	65,354	1,965,354
Stuart Grant	2013	430,000	137,869	—	36,281	112,099	716,249
Executive Vice President, Chief Financial Officer	2012	305,123	200,000	1,042,500	—	17,219	1,564,842
Michael Lehmann	2013	390,000	140,948	658,500	32,527	124,832	1,346,807
President, Global Pharmaceutical Development Services & Interim Executive Vice President, Global Sales & Marketing
Michael E. Lytton	2013	400,000	33,750	—	128,250	26,154	588,154
Executive Vice President, Corporate Development and Strategy and General Counsel	2012	400,000	200,000	358,750	—	27,061	985,811
Aqeel Fatmi	2013	283,505	187,777	153,000	22,159	25,174	671,614
Executive Vice President, Global Research & Development and Chief Scientific Officer
Harry R. Gill, III	2013	312,000	99,394	148,500	26,156	29,884	615,934
Senior Vice President, Quality and Continuous Improvement
Antonella Mancuso (6)(7)	2013	289,303	—	—	—	624,658	913,961
President, Global Commercial Operations and Chief Manufacturing Officer	2012	351,958	210,000	604,316	—	229,406	1,395,680

(1)	We have entered into employment agreements with each of our named executive officers that set an initial base salary at the time of hire. Thereafter, base salary for our Chief Executive Officer is determined by our Board, and base salary for our other executive officers is approved by our CHR Committee. See “– Compensation Discussion and Analysis – Fixed Compensation – Base Salary.”
(2)	The amounts shown in this column for Messrs. Mullen, Grant, Lehmann, Lytton and Gill represent discretionary bonuses awarded by our CHR Committee for fiscal 2013 performance. With respect to Dr. Fatmi, the amount reported includes a discretionary bonus awarded by our CHR Committee for fiscal 2013 performance of $51,305, and a retention incentive bonus of $136,372 that Dr. Fatmi earned under the Retention Incentive Plan for service to us following the completion of the Banner Acquisition. Under the Retention Incentive Plan, which we assumed in connection with the Banner Acquisition, Dr. Fatmi received $701,354 as an incentive to remain employed by Banner through the closing date of the Banner Acquisition and received an additional $136,472 as an incentive to remain employed by us through the four months following the closing date. VION Holding N.V. reimbursed us for all payments made to Dr. Fatmi under the Retention Incentive Plan. Because the $136,472 payable to Dr. Fatmi under the Retention Incentive Plan was in respect of services rendered to us following the completion of the Banner Acquisition, and not for services to Banner or VION, we have included this amount as bonus compensation in the Summary Compensation Table.
(3)	The amounts shown in this column represent the aggregate grant date fair value of awards granted during fiscal 2013 or fiscal 2012, as applicable, computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718 and do not reflect the compensation actually received by the named executive officer. These award values have been determined based on certain assumptions, which are described in the Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 filed with the SEC on January 10, 2014, as amended January 13, 2014.
(4)	The amounts shown in this column for each of our named executive officers represent bonuses paid under our 2013 Bonus Plan. With respect to Dr. Fatmi, the amount also includes the pro-rated amount of $1,359 earned following the completion of the Banner Acquisition, out of a total of $35,336 of additional bonuses that Dr. Fatmi earned under bonus arrangements that we assumed from Banner in connection with the acquisition. Ms. Mancuso’s employment with Patheon ended on July 10, 2013. Since she was not employed with us at the time of payout, she was not eligible to receive any amounts under the 2013 Bonus Plan. See “– Short-Term Incentive – Annual Cash Incentive Bonus.”
(5)	The amounts shown in this column represent company matching contributions to the 401(k) retirement plan, the cost of supplemental health and insurance benefits, life insurance premiums, the cost of automobile allowances, relocation expenses, tax gross-ups, other perquisites or personal benefits and, with respect to Ms. Mancuso, severance payments. Details are provided below in “– All Other Compensation Table.”
(6)	Ms. Mancuso’s employment agreement provided that she would receive an annual base salary of 280,000 EUR. This table shows amounts earned by Ms. Mancuso until the termination date of July 10, 2013.
(7)	All amounts shown for Ms. Mancuso were paid in Euros and are presented in US$, based on an average exchange rate during fiscal 2013 of 1.32 USD: 1.00 Euros.

All Other Compensation Table

The following table sets forth each component of the “All Other Compensation” column of the Summary Compensation Table for fiscal 2013.

Name	Defined Contribution Plan Contributions ($) (1)	Cost of Supplemental Health and Insurance Benefits and Life Insurance ($) (2)	Cost of Automobile Allowance ($) (3)	Relocation Expenses ($) (4)	Other ($) (5)	Tax Gross-Ups ($) (6)	Total ($)
James C. Mullen	—	16,403	—	—	—	1,481	17,884
Stuart Grant	—	16,288	—	52,646	—	43,165	112,099
Michael Lytton	8,269	16,403	—	—	—	1,481	26,154
Michael Lehmann	10,200	16,403	—	54,066	—	44,163	124,832
Aqeel Fatmi	7,961	5,872	11,340	—	—	—	25,174
Harry R. Gill, III	—	16,403	12,000	—	—	1,481	29,884
Antonella Mancuso	76,963	12,398	18,414	—	516,883	—	624,658

(1)	The amounts in this column for Messrs. Lehmann, Lytton and Dr. Fatmi represent matching contributions to their 401(k) retirement plans. The amount in this column for Ms. Mancuso represents the USD equivalent of mandatory company contributions to a pension plan and voluntary savings plan for executives (Dirigenti) in Italy (Previndai).
(2)	The amounts in this column represent the incremental dollar value of medical, vision, dental, and long-term disability insurance premiums paid by us on behalf of our named executive officers in fiscal 2013 above the amounts generally available to all employees, as well as supplemental health benefits, including enhanced medical benefits beyond those generally available to all employees, as well as the value of life insurance premiums paid for the benefit of our named executive officers. Some of these amounts are taxable benefits, which are “grossed-up” based on the individual’s applicable tax rate. For Ms. Mancuso, this amount also represents costs for mandatory National Collective Law Agreement healthcare programs including medical check-up, life, accidental death and disability.
(3)	Some of our named executive officers receive a car allowance to pay for automobile-related expenses. The amounts in this column reflect the cost of such allowances.
(4)	In fiscal 2013, Messrs. Grant and Lehmann received benefits pursuant to our executive relocation program. These amounts are taxable benefits, which are “grossed-up” based on the individual’s applicable tax rate.
(5)	The amounts in this column for Ms. Mancuso include severance and termination payments in the amounts of 320,000 Euros, and mandatory statutory pension contributions of 43,775 Euros on the severance amounts. See “– Termination and Change in Control Benefits”. The amounts for Ms. Mancuso also include contributions in the amount of 27,712 Euros by our company to the Trattamento di Fine Rapporto, or TFR, which is a government-mandated program applicable to all employees in Italy that requires us to accrue and eventually pay such employees a lump sum upon termination of employment for any reason.
(6)	The amounts in this column represent tax gross-ups paid to our named executive officers in connection with relocation expenses and health benefits provided to them.
(7)	All amounts shown for Ms. Mancuso were paid in Euros and are presented in US$, based on an average exchange rate during fiscal 2013 of 1.32 USD: 1.00 Euro.

Grants of Plan-Based Awards in Fiscal 2013

The following table provides information about stock options and non-equity incentive plan awards granted to our named executive officers in fiscal 2013. All options were granted under our stock option plan. Estimated possible payouts under non-equity incentive plan awards were based on our 2013 Bonus Plan. Our performance measures and financial results are discussed more fully in “– Compensation Discussion and Analysis.” Since Ms. Mancuso was not employed with us at the end of fiscal 2013, she did not have any eligible earnings under the 2013 Bonus Plan and was therefore not eligible for any potential payments thereunder.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option
Name	Grant Date	Approval Date (1)	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)	Options (#)	(CDN$/ Share) (5)	Awards ($)
James C. Mullen	—	—	450,000	900,000	1,800,000	—	—	—
Stuart Grant	—	—	96,750	193,500	387,000	—	—	—
Michael Lytton	—	—	90,000	180,000	360,000	—	—	—
Michael Lehmann	Dec. 21, 2012	Dec. 13, 2012	87,750	175,500	351,000	300,000	3.30	510,000
	June 6, 2013	May 31, 2013				50,000	5.74	148,500
Aqeel Fatmi (6)	Dec. 21, 2012	Dec. 14, 2012	55,466	110,931	221,862	90,000	3.30	153,000
Harry R. Gill, III	June 6, 2013	May 31, 2013	69,750	139,500	279,000	50,000	5.74	148,500
Antonella Mancuso (7)	—	—	—	—	—	—	—	—

(1)	This column indicates the dates on which our Board approved options that could not be granted on the same day due to a blackout period in effect at that time.
(2)	There is no minimum amount payable under the 2013 Bonus Plan. No payout is earned with respect to a particular performance objective if we fail to achieve the threshold level of performance with respect to such objective. In addition, even if we meet minimum corporate financial metrics, the incentive payments under the 2013 Bonus Plan are subject to the individual executive’s personal performance multiplier, which could be 0% for a rating of less than “Meets Expectations.” The threshold amount is 50% of the target amount shown, and the amount shown in this column represents the amount payable under the 2013 Bonus Plan if the threshold levels are met for each corporate performance measure and a 1.0 personal performance multiplier is applied.
(3)	The amounts in this column represent the amounts payable under the 2013 Bonus Plan if we meet 100% of each of the three target corporate financial performance measures and a 1.0 personal performance multiplier is applied.
(4)	The maximum amount payable under the 2013 Bonus Plan is 200% of the executive’s target amount.
(5)	The exercise price displayed equals the closing price of our restricted voting shares on the TSX on the date of grant.
(6)	The estimated possible payouts for Dr. Fatmi are based on a prorated portion of his annual base salary as he did not become employed by our company until the closing of the Banner Acquisition on December 14, 2012.
(7)	Ms. Mancuso’s employment with our company ended on July 10, 2013. Since she was not employed with us at the time of payout, she was not eligible to receive any payments under our 2013 Bonus Plan.

Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

This section discusses certain plans and arrangements pursuant to which our named executive officers received the compensation reported in the Summary Compensation Table and Grants of Plan-Based Awards Table. For further information about the process for determining executive compensation, compensation decisions made for fiscal 2013 and the relationships among different elements of compensation, see “– Compensation Discussion and Analysis.”

Employment Agreements

We have entered into employment agreements with each of our named executive officers that generally outline, among other things, the officer’s term of employment, initial base salary, signing bonus, initial option grants and performance bonus eligibility. Our named executive officers are generally entitled to participate in all benefit plans, including deferred compensation and retirement, welfare, perquisites, fringe benefit and life insurance plans, that may be in effect from time to time for senior executives generally. Additional information regarding the material terms of our employment agreements with each of our named executive officers, including information regarding initial option awards granted during fiscal 2013, is described below. For information about the termination and change in control benefits provided for in these agreements, see “– Termination and Change in Control Benefits.”

James C. Mullen

Mr. Mullen’s employment agreement provides Mr. Mullen with an annual base salary of $900,000, subject to revisions by our Board for increase only. Mr. Mullen is also eligible to receive a target performance bonus of up to 100% of his base salary based on achieving financial and other targets set by our Board and our CHR Committee. In addition, we granted Mr. Mullen an initial award of 5,000,000 options on March 14, 2011. These options vest in five annual installments commencing on the first anniversary of the grant date and have a ten-year term. Mr. Mullen has entered into an Option Waiver and Termination Agreement, pursuant to which he has agreed to waive his rights to acceleration of his options in connection with the Arrangement previously announced by us on November 19, 2013 and pursuant to which a definitive proxy statement and management information circular dated February 4, 2014 (the “Special Meeting Proxy Statement”) has been filed with the SEC and on SEDAR and mailed to holders of our restricted voting shares and to voluntarily terminate and cancel all 4,000,000 of his outstanding options immediately prior to, but subject to the occurrence of, the closing of the Arrangement.

Stuart Grant

Mr. Grant’s employment agreement provides Mr. Grant with an annual base salary of $430,000 and a target bonus of 45% of his annual base salary based on achieving predetermined financial and other targets set by our Chief Executive Officer and approved by the CHR Committee, which target bonus for fiscal 2012 was pro-rated from the effective date of his agreement. In addition, we granted Mr. Grant an initial award of 425,000 options on March 14, 2012. These options vest in five annual installments commencing on the first anniversary of the grant date and have a ten-year term.

Michael E. Lytton

Mr. Lytton’s employment agreement provides Mr. Lytton with an annual base salary of $400,000 per year, subject to review by our Chief Executive Officer, for increase only, and a target bonus of 45% of his annual base salary based on achieving predetermined financial and other targets set by our Chief Executive Officer.

Michael Lehmann

Mr. Lehmann’s employment agreement provides Mr. Lehmann with an annual base salary of $390,000 per year, subject to review by our Chief Executive Officer, for increase only, and a target bonus of 45% of his annual base salary based on achieving predetermined financial and other targets set by our Chief Executive Officer. In addition, Mr. Lehmann was granted an initial award of 300,000 options on December 21, 2012. These options vest in five annual installments commencing on the first anniversary of the grant date and have a ten-year term. In connection with his interim appointment as Executive Vice President, Global Sales & Marketing in June 2013, we granted Mr. Lehmann an award of 50,000 options on June 6, 2013. These options vest in five annual installments commencing on the first anniversary of the grant date and have a ten-year term. In addition, Mr. Lehmann was entitled to certain relocation benefits pursuant to our executive relocation program.

Aqeel Fatmi

Dr. Fatmi’s employment agreement provides Dr. Fatmi with an annual base salary of $345,000 per year, subject to review by our Chief Executive Officer, for increase only, and a target bonus of 40% of his annual base salary based on achieving predetermined financial and other targets set by our Chief Executive Officer. In addition, Dr. Fatmi was granted an initial award of 90,000 options on December 21, 2012. These options vest in five annual installments commencing on the first anniversary of the grant date and have a ten-year term. Dr. Fatmi is also eligible, at the discretion of our Board or our CHR Committee, to receive additional options, including an additional grant for 100,000 restricted voting shares on December 14, 2013. To date, no such grant has been approved by our Board or CHR Committee. Dr. Fatmi is also entitled to a car allowance of $1,080 per month. In addition, prior to and in connection with our entry into a definitive agreement to acquire Banner, Dr. Fatmi entered the Banner Change of Control Agreement. The Banner Change of Control Agreement required us to pay Dr. Fatmi a cash bonus equal to nine months’ base salary if Dr. Fatmi continued to be employed by our company on December 14, 2013, the first anniversary of the Banner Acquisition. Because Dr. Fatmi satisfied this condition of the Banner Change of Control Agreement, we will pay him this retention bonus in January 2014.

Harry R. Gill, III

Mr. Gill’s employment agreement, as amended, provides Mr. Gill with an annual base salary of $350,000 (which was increased from $285,000 when his agreement was amended in connection with the addition of environmental, health and safety to his role), subject to review by our Chief Executive Officer, for increase only, and a target bonus of 45% of his annual base salary (increased from 40% in connection with the addition of environmental, health and safety to his role) based on achieving predetermined financial and other targets set by our Chief Executive Officer. In addition, Mr. Gill was granted an initial award of 30,000 options on September 13, 2010. These options vest in three annual installments commencing on the first anniversary of the grant date and have a seven-year term. In addition, Mr. Gill was paid a lump sum sign-on bonus of $50,000. In connection with the addition of environmental health and safety responsibilities to his role in June 2013, we granted Mr. Gill an award of 50,000 options on June 6, 2013. These options vest in five annual installments commencing on the first anniversary of the grant date and have a ten-year term. Mr. Gill is entitled to a car allowance of $1,000 per month and certain relocation benefits pursuant to our executive relocation program.

Antonella Mancuso

Ms. Mancuso’s employment agreement, as amended, provided Ms. Mancuso with an annual base salary of 280,000 EUR (increased from 242,000 EUR in connection with her January 2012 promotion) and a target bonus of 45% based on achieving predetermined financial and other targets set by our Chief Executive Officer and approved by our CHR Committee.

Option Awards

During fiscal 2013, we made option awards under our stock option plan. These option awards included an initial grant of 300,000 options to our President, Global Pharmaceutical Development Services and Interim Executive Vice President, Global Sales & Marketing, Michael Lehmann, plus an additional grant of 50,000 options when he was given the role of Interim Executive Vice President, Global Sales & Marketing; a grant of 90,000 options to our Executive Vice President, Global Research & Development and Chief Scientific Officer, Aqeel Fatmi; and a grant of 50,000 options to our Senior Vice President Quality and Continuous Improvement, Mr. Gill. Each of these option grants vest in five annual installments commencing on the first anniversary of the grant date and have a term of ten years. Ms. Mancuso forfeited all of her unvested options (361,602) on July 10, 2013, the date of her separation from our company. The exercise price of restricted voting shares subject to options is determined at the time of grant. Our stock option plan provides that the exercise price may not be less than the closing price of the restricted voting shares on the TSX (or on such other stock exchange in Canada or the United States on which restricted voting shares may be then listed and posted) on the date of the grant.

Retirement Benefits

Our executives in locations outside the United States receive retirement benefits designed to be competitive with benefits provided to executives in comparable positions within their regions. As a senior executive in Italy during fiscal 2013, Ms. Mancuso was covered under a national labor agreement for “Industrial Dirigenti,” which stipulates certain compensatory arrangements and benefits for industrial executives in Italy. One of the benefits mandated by the agreement is a voluntary defined contribution plan, Previndai, in which Ms. Mancuso participated and contributed during fiscal 2013. We were required by Italian law to contribute a percentage of Ms. Mancuso’s pensionable pay to the Previndai plan, which is administered by third parties.

Outstanding Equity Awards as of October 31, 2013

			Option Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price (CDN$ /share)	Option Expiration Date (1)
James C. Mullen	03/14/2011	(2)	1,000,000	(3)	3,000,000	(3)	2.62	03/13/2021
Stuart Grant	03/14/2012	(2)	85,000		340,000		1.85	03/13/2022
	06/18/2012	(4)	—		125,000		2.05	06/17/2022
Michael Lehmann	12/21/2012	(2)	—		300,000		3.30	12/20/2022
	06/06/2013	(2)	—		50,000		5.74	06/05/2023
Michael Lytton	06/15/2011	(2)	—		240,000		2.09	06/14/2021
	06/18/2012	(4)	—		175,000		2.05	06/17/2022
Aqeel Fatmi	12/21/2012	(2)	—		90,000		3.30	12/20/2022
Harry R. Gill, III	09/13/2010	(5)	30,000		—		2.45	09/13/2017
	06/18/2012	(4)	—		150,000		2.05	06/17/2022
	09/18/2012	(2)	20,000		80,000		3.29	09/17/2022
	06/06/2013	(2)	—		50,000		5.74	06/05/2023
Antonella Mancuso (6)	—		—		—		—	—

(1)	Options have either a seven-year or a ten-year term. Upon termination of employment, the recipient forfeits all rights to unvested options. In addition, depending on the nature of the termination and whether our CHR Committee exercises its discretion in certain circumstances, vested options generally expire on the earlier of the expiration date shown and between 12 and 24 months following termination if not exercised. As amended in March 2011, our stock option plan provides that the post-termination expiration period for vested options is generally between three and 12 months following termination.
(2)	This option grant vests in five equal installments of one-fifth on each of the first, second, third, fourth and fifth anniversaries of the grant date.
(3)	Mr. Mullen has entered into an Option Waiver and Termination Agreement pursuant to which he has agreed to waive his rights to the acceleration of his options in connection with the Arrangement and to voluntarily terminate and cancel all 4,000,000 of his outstanding options immediately prior to, but subject to the occurrence of, the closing of the Arrangement.
(4)	This option grant vests upon the earlier of (i) Patheon’s achievement of $175 million of Corporate Adjusted EBITDA during any fiscal year ending after the date of grant or (ii) the fifth anniversary of the grant date.
(5)	This option grant vests in three equal installments of one-third on each of the first, second and third anniversaries of the grant date.
(6)	Ms. Mancuso forfeited all of her unvested option awards on July 10, 2013, the date of her separation from Patheon.

Option Exercises and Stock Vested During Fiscal 2013

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
James C. Mullen (1)	1,000,000	607,103
Michael E. Lytton (2)	160,000	419,922
Antonella Mancuso (3)	223,398	310,100

(1)	Mr. Mullen exercised 1,000,000 options at CDN$2.62, on December 21, 2012, when the closing price of our restricted voting shares was CDN$3.22, based on the exchange rate in effect at the close of December 20, 2012 of CDN$1 to US$0.9883.
(2)	Mr. Lytton exercised 80,000 options at CDN$2.09, on January 4, 2013, when the closing price of our restricted voting shares was CDN$3.64, based on the exchange rate in effect at the close of January 3, 2013 of CDN$1.00 to US$0.9853 and 80,000 options at CDN$2.09, on July 15, 2013, when the closing price of our restricted voting shares was CDN$3.91, based on the exchange rate in effect at the close of July 14, 2013 of CDN$1.00 to US$1.0392.

(3)	Ms. Mancuso exercised 49,748 options at CDN$3.25, 50,000 options at CDN$2.58, 42,000 options at CDN$2.59, 45,600 options at CDN$2.60 and 13,250 options at CDN$1.85, all on April 3, 2013, when the closing price of our restricted voting shares was CDN$3.91, based on the exchange rate in effect at the close of April 2, 2013 of CDN$1 to US$1.0143 and 22,800 options at CDN$2.60 on June 27, 2013, when the closing price of our restricted voting shares was CDN$5.90, based on the exchange rate in effect at the close of June 26, 2013 of CDN$1 to US$1.0467.

Termination and Change in Control Benefits

The following contracts, agreements, plans and arrangements provide for payments to the applicable named executive officers at, following or in connection with either (i) certain terminations of employment or (ii) a change in control of our company. If a triggering event were to occur, the actual payments and benefits would likely be different from those presented here since the actual payments and benefits can only be determined at the time the relevant triggering event actually occurs. Because the following discussion only provides a general discussion of the circumstances that could trigger payments or benefits, the amounts reflected below do not specifically contemplate the potential consummation of the Arrangement. A discussion of the Arrangement Agreement and related matters is included under “Compensation Committee Interlocks and Insider Participation Disclosure—Arrangement Agreement,” and the specific payments that may be made to our named executive officers under such contracts, agreements, plans and arrangements in connection with the Arrangement are discussed under “ Special Factors – Golden Parachute Compensation “ beginning on page 91 of our Special Meeting Proxy Statement filed with the SEC and on SEDAR on February 4, 2014.

Stock Option Awards

Our stock option plan includes change in control provisions. Under our stock option plan, a change in control means the occurrence of either of the following: (i) any person, other than JLL Patheon Holdings or its affiliates, becomes a beneficial owner of more than 30% of the voting power of our then outstanding securities entitled to vote generally in the election of directors (with certain exceptions); or (ii) the consummation of a merger, amalgamation, arrangement, business combination, reorganization or consolidation or sale or other disposition of substantially all of the assets of our company, with certain exceptions. Under the terms of the options granted beginning in fiscal 2011, a change in control means the occurrence of any of the following: (i) any person other than JLL Patheon Holdings or its affiliates becomes a beneficial owner of more than 50% of the voting power of our then outstanding securities entitled to vote generally in the election of directors; (ii) our shareholders’ approval of a dissolution or liquidation of our company; (iii) the consummation of a reorganization, merger, consolidation or amalgamation to which our company is a party and, as a result of which, persons other than the shareholders of our company immediately prior to such reorganization, merger, consolidation or amalgamation cease to own at least 50% of the voting power of the then outstanding voting securities of the surviving corporation in such reorganization, merger, consolidate or amalgamation entitled to vote generally in the election of directors; (iv) the sale or other disposition of all or substantially all the assets of our company; and (v) a majority of the seats of our Board, other than vacant sets, are held by persons who were not directors at the option’s grant date and were neither (A) nominated for election by our Board nor (B) appointed by directors so nominated.

In the event of a change in control, each option granted and outstanding under our stock option plan will become immediately exercisable, even if such option is not otherwise vested or exercisable in accordance with its terms. Further, in the event of a change in control or potential change in control, our Board will have the power, subject to restrictions on amendments for which shareholder approval is required, to change the terms of the options as it considers fair and appropriate in the circumstances.

If the Arrangement is consummated, options outstanding immediately prior to the effective time of the Arrangement that have an exercise price per restricted voting share that is less than US$9.32 shall be deemed to be vested and shall be acquired for cancellation by Patheon (free and clear of any liens) in exchange for a cash payment from Patheon per restricted voting share equal to the option consideration (the “Option Consideration”), determined pursuant to the Arrangement Agreement, and the holder of such option shall thereafter only have the right to receive the Option Consideration, less amounts withheld and remitted.

Each option that has an exercise price that is equal to or greater than US$9.32 per restricted voting share shall be cancelled without consideration.

Our stock option plan (and any previous amendments and restatements of such plan) and all options thereunder, and any related agreements, shall be terminated and neither Patheon nor any other person, shall have any liabilities or obligations with respect thereto, except for the payment of the Option Consideration.

Employment Agreements

Our employment agreements with our named executive officers contain certain provisions relating to benefits our named executive officers may receive if they are terminated or if we experience a change in control. In general, our named executive officers (other than Ms. Mancuso) are only entitled to receive severance benefits under their employment agreements if they execute and do not revoke a waiver and release drafted by us within a prescribed time following termination of employment. In addition, the employment agreements with each of our named executive officers (other than Ms. Mancuso) include requirements related to confidentiality, non-solicitation and noncompetition. The non-solicitation and noncompetition requirements extend for 12 months following each named executive officer’s termination of employment (24 months for Mr. Mullen). Set forth below is a summary of the material termination and change in control provisions of each named executive officer’s employment agreement.

James C. Mullen

Mr. Mullen’s employment agreement provides that if we terminate his employment without Cause, or if he terminates his employment for Good Reason, we are required to pay him severance equal to two years of his then current base salary, payable in 24 equal monthly installments. In addition, with respect to the initial grant to Mr. Mullen of 5,000,000 options, if we experience a Change in Control (as defined below), the unvested portion of Mr. Mullen’s options would become immediately vested and exercisable and remain in force for the duration of their original term. In addition, if we terminate his employment without Cause, for incapacity or for death, or if he terminates his employment for Good Reason, a pro-rata portion of such options in which he would have become vested on the following anniversary of the effective date of his agreement will become immediately vested and exercisable on the date of his termination. If Mr. Mullen is terminated under circumstances entitling him to accelerated vesting of his options, he will be permitted to exercise his vested options within three months after the date of such termination. Mr. Mullen’s right to severance benefits is contingent upon his continued compliance with the confidentiality, non-disparagement, non-solicitation and non-competition provisions of his employment agreement.

Stuart Grant

Mr. Grant’s employment agreement provides that if we terminate his employment without Cause, or if he terminates his employment for Good Reason, we are required to pay him severance equal to his annual base salary, plus an amount determined by our CHR Committee in its sole discretion to reflect the annual incentive Mr. Grant would have otherwise earned during the year in which the termination occurs, in 12 equal monthly payments. In addition, if such termination occurs during the six-month period following a Change in Control, the unvested portion of the options granted to Mr. Grant under his employment agreement will become immediately vested and exercisable.

Michael E. Lytton

Mr. Lytton’s employment agreement, as amended, provides that if we terminate his employment other than for Cause or if he terminates his employment for Good Reason, we are required to pay him severance equal to his annual base salary, plus any performance bonus for periods of service completed prior to the date of termination, in 12 equal monthly payments. Upon the occurrence of a Change in Control, Mr. Lytton’s unvested options will, to the extent provided in our stock option plan and the applicable award agreement, become immediately vested and exercisable and remain exercisable for the remaining term of such option without regard to Mr. Lytton’s termination of employment.

Michael Lehmann

Mr. Lehmann’s employment agreement provides that if we terminate his employment without Cause, or if he terminates his employment for Good Reason, we are required to pay him severance equal to his annual base salary, in 12 equal monthly payments. Upon the occurrence of a Change in Control, Mr. Lehmann’s unvested options will, to the extent provided in our stock option plan and the applicable award agreement, become immediately vested and exercisable and remain exercisable for the remaining term of such option without regard to Mr. Lehmann’s termination of employment.

Aqeel Fatmi

Dr. Fatmi’s employment agreement provides that if we terminate his employment without Cause, or if he terminates his employment for Good Reason, we are required to pay him severance equal to his annual base salary, in 12 equal monthly payments. Upon the occurrence of a Change in Control, Mr. Fatmi’s unvested options will, to the extent provided in our stock option plan and the applicable award agreement, become immediately vested and exercisable and remain exercisable for the remaining term of such option without regard to Dr. Fatmi’s termination of employment.

Harry Gill

Mr. Gill’s employment agreement provides that if we terminate his employment without Cause, we are required to pay him severance equal to his annual base salary, plus an amount determined by the President of North America Operations in his sole discretion to reflect the annual incentive Mr. Gill would have otherwise earned during the year in which the termination occurs, in 12 equal monthly payments. In addition, if Mr. Gill elects COBRA continuation coverage for any of the group health benefits in which he was enrolled on the termination date, for the first 12 months after termination, we are required to pay the amounts necessary so that Mr. Gill’s cost for such group health plan coverage is the same as it would have been had he remained employed.

Antonella Mancuso

Ms. Mancuso’s employment agreement, as amended, provided that her employment could be terminated in accordance with the provisions of the National Bargaining Agreement then in force for executives of industrial companies in Italy.

Ms. Mancuso resigned from her employment with us as of July 10, 2013. In accordance with the terms of her separation agreement, Ms. Mancuso received €320,091 in cash in satisfaction of the amounts payable to her under her employment agreement.

For purposes of the employment agreements with our named executive officers, other than Ms. Mancuso, the terms below have the following meanings, as applicable:

•	“Cause” means the determination, in good faith, by our Board, after notice to the executive officer and, if curable, a reasonable opportunity to cure, that one or more of the following events have occurred: (i) the executive officer has failed to perform his material duties, and such failure has not been cured after a period of 30 days’ notice from us; (ii) any reckless or grossly negligent act by the executive officer having the effect of injuring the interests, business or reputation of any member of our Affiliated Group; (iii) the executive officer’s commission of any felony (including entry of a nolo contendere plea); (iv) any misappropriation or embezzlement of the property of any member of our Affiliated Group; or (v) breach by the executive officer of any material provision of his employment agreement. Under Messrs. Mullen’s, Grant’s, Lehmann’s and Lytton’s and Dr. Fatmi’s employment agreements, such breach of a material provision must, if curable, remain uncured for a period of 30 days after receipt by him of written notice from us of such breach, which notice must contain the specific reasonable cure requested, in order to constitute “Cause.”

•	“Change in Control” means any of the following events: (i) any person, other than JLL, becomes a beneficial owner of more than 50% of the voting power of our then outstanding securities entitled to vote generally in the election of directors; (ii) consummation of a merger or consolidation of our company or any of our direct or indirect subsidiaries with any other company (with certain exceptions); or (iii) shareholder approval of complete liquidation or dissolution of our company or disposition by us of all or substantially all of our assets.

•	“Good Reason” means the occurrence of any of the following events without the executive officer’s consent: (i) a material reduction in the executive officer’s duties or responsibilities or the assignment to the executive officer of duties materially inconsistent with his position; or (ii) a material breach by us of the executive officer’s employment agreement. A termination of the executive officer’s employment by him is not deemed to be for Good Reason unless (i) he gives notice to us of the existence of the event or condition constituting Good Reason within 30 days after such event or condition initially occurs or exists; (ii) we fail to cure such event or condition within 30 days after receiving such notice; and (iii) his “separation from service” within the meaning of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), occurs not later than 90 days after such event or condition initially occurs of exists. Under Mr. Mullen’s employment agreement, “Good Reason” also includes removal of him from his position. Mr. Mullen’s agreement also provides that no termination for Good Reason is effective unless (i) he gives us written notice within 60 days of becoming aware of the initial occurrence of the event or condition constituting Good Reason and the specific reasonable cure requested by him; (ii) we have failed to cure such event or condition within 30 days of receiving such notice; and (iii) he resigns within three months of the initial occurrence. Furthermore, Mr. Mullen may not resign for Good Reason if, on the date of notice to us, (i) grounds exist for his termination by us for Cause or (ii) he has already given us notice of (a) the non-renewal of his agreement at the end of its term or (b) his intention to resign without Good Reason.

Potential Payments upon Termination or Change in Control

The following table summarizes the estimated amounts payable to each named executive officer (other than Ms. Mancuso, whose actual payment paid in connection with her termination is discussed above) in the event of a termination of employment or change in control, or both. These estimates are based on the assumption that the various triggering events occurred on October 31, 2013, the last business day of fiscal 2013, and do not take into account the potential impact of the Arrangement, including the Option Waiver and Termination Agreement entered into by Mr. Mullen in connection with the Arrangement. See “Special Factors – Golden Parachute Compensation “ beginning on page 91 of our Special Meeting Proxy Statement filed with the SEC and on SEDAR on February 4, 2014.

We have noted below the other material assumptions used in calculating the estimated payments under each triggering event. The actual amounts that would be paid to a named executive officer upon termination of employment can only be determined at the time an actual triggering event occurs.

Name	Triggering Event (1)	Severance ($) (2)	Bonus ($) (2)	Equity ($) (3)	Total ($)
James C. Mullen	Death/Disability	—	—	5,593,600	5,593,600
	Other than for Cause/ For Good Reason	1,800,000	—	2,796,800	4,596,800
	Change in Control	1,800,000	—	8,390,400	10,190,400	(3)
Stuart Grant	Other than for Cause/ For Good Reason	430,000	36,281	297,942	764,223
	Change in Control	430,000	36,281	1,606,918	2,073,199
Michael Lytton	Other than for Cause/ For Good Reason	400,000	33,750	—	433,750
	Change in Control	400,000	33,750	1,369,466	1,803,216
Michael Lehmann	Other than for Cause/ For Good Reason	390,000	—	—	390,000
	Change in Control	390,000	—	651,360	1,041,360
Aqeel Fatmi	Other than for Cause/ For Good Reason	283,505	—	—	283,505
	Change in Control	283,505	—	195,408	478,913
Harry R. Gill, III	Other than for Cause/ For Good Reason	332,734	26,156	96,766	455,655
	Change in Control	332,734	26,156	708,050	1,066,940

(1)	The triggering event is termination from employment as described in the preceding section except that, in the case of a Change in Control, the triggering event is termination other than for Cause (or without Cause) or for Good Reason following a Change in Control (double-trigger) for all elements except equity (as the value of accelerated vesting occurs upon a Change in Control regardless of whether employment is terminated).
(2)	The values shown represent the payments that could have been made to our named executive officers pursuant to their respective employment agreements. These amounts are based on the named executive officer’s base salary earned in fiscal 2013 and, with respect to Mr. Gill, the cost of COBRA continuation benefits of $20,734. See “– Employment Agreements.”
(3)	Equity amounts upon Change in Control represent the option gain on the disposition of previously unvested options following accelerated vesting on October 31, 2013.

Director Compensation for Fiscal 2013

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)		Total ($)
Joaquín B. Viso	$80,500	$32,000		$112,500
Derek J. Watchorn (3)(4)	$128,220	$32,000		$160,220
Paul S. Levy (5)(6)	$73,000	—	(7)	$73,000
Daniel Agroskin (6)	$25,000	—	(7)	$25,000
Brian G. Shaw (4)	$134,437	$32,000		$166,437
David E. Sutin (4)	$109,937	$32,000		$141,937
Michel Lagarde (6)	$55,500	—	(7)	$55,500
Nicholas O’Leary (6)	$15,000	—	(7)	$15,000

(1)	Amounts in this column represent fees earned or paid in cash. For Messrs. Viso, Watchorn, Shaw and Sutin, such amounts include $35,000 in retainer fees elected to be received in deferred share units (“DSUs”) issued under Patheon’s deferred share unit plan first approved on February 22, 2008 and amended on March 27, 2008 (the “DSU Plan”).
(2)	These stock awards represent the value of DSUs credited to our directors for Board retainers. See “– Discussion of Director Compensation Table” below.
(3)	As of October 31, 2013, Mr. Watchorn held an aggregate of 10,000 options outstanding. There were no other options outstanding as of October 31, 2013 held by any of our directors
(4)	Amounts in this column also represent Independent Committee retainers of CDN$80,000 for Mr. Watchorn and CDN$62,500 for Messrs. Shaw and Sutin. Amounts are based on the annual average exchange rate of $0.9590 per CDN$1.00 in effect at the close of October 31, 2013.
(5)	Mr. Levy receives an annual Chairman’s Retainer of $140,000 which includes $67,000 he elected to be received in DSUs and the balance in cash. On November 18, 2013, Mr. Levy forfeited all of his DSUs pursuant to the Deferred Share Unit Forfeiture Agreement. See Note 6 below.
(6)	On November 18, 2013, four of our directors, Messrs. Levy, Lagarde, Agroskin and O’Leary, forfeited all of their DSUs pursuant to Deferred Share Unit Forfeiture Agreements executed by each of them, as they were ineligible to receive DSUs as employees of an Affiliate (as such term is defined in the DSU Plan) of our company.

(7)	In fiscal 2013, each of Messrs. Levy, Lagarde, Agroskin and O’Leary were credited with DSUs with a value of $32,000 in connection with their service as directors. Pursuant to the Deferred Share Unit Forfeiture Agreements discussed in Note 6 above, Messrs. Levy, Lagarde, Agroskin and O’Leary such DSUs have been cancelled and they will not receive any payment related to such DSUs or any other DSUs previously granted to them.

Discussion of Director Compensation Table

Our compensation program for non-employee directors consists of (i) cash retainers and fees and (ii) DSUs granted pursuant to a the DSU Plan, all as more fully described below.

Cash Retainers and Fees

Each non-employee director of our company, other than the Chair of our Board, is entitled to receive an initial retainer upon appointment or election to our Board; an annual Board retainer; retainers for chairing or serving on Board committees, if applicable; and meeting attendance fees, as applicable, for attending Board and standing Board committee meetings. The Chair of our Board is entitled to receive an initial retainer upon appointment or election to the Board; an annual chairperson retainer; and retainers for chairing or serving on Board committees, if applicable. Certain of these amounts are either required to be, or may be, paid in the form of DSUs under the terms of the DSU Plan. The following table summarizes the retainers and fees to which our non-employee directors are entitled, including the amounts paid in cash and/or DSUs.

Position	Retainer/Meeting Fees
Initial Retainer (upon being appointed or elected to our Board)	$32,000	(1)
Annual Board Retainer	$67,000	(2)
Annual Chair’s Retainer	$140,000	(3)
Annual Standing Committee Chair Retainer
Chair of Audit Committee	$14,000	(4)
Chair of Other Standing Board Committee	$5,000	(4)
Annual Standing Committee Member Retainer
Member of Audit Committee	$6,000	(4)
Member of Other Standing Board Committee	$4,000	(4)
Monthly Independent Committee Retainer
Chair of Independent Committee	CDN$16,000	(5)
Member of Independent Committee	CDN$12,500	(5)
Board and Standing Committee Meeting Attendance Fees	1,500	(6)

(1)	For each Eligible Director (as defined below), this amount is payable entirely in DSUs.
(2)	$32,000 of this amount is payable in DSUs to each Eligible Director, and the remainder is payable in cash or DSUs at the election of such director. See “ Executive Compensation – Deferred Share Unit Plan”.
(3)	$67,000 of this amount is payable in cash or DSUs at the election of the Chair (if an Eligible Director), and the remainder is payable in cash.
(4)	This amount is payable entirely in cash.
(5)	This amount reflects the amount payable on a monthly basis for service on our Independent Committee and is payable entirely in cash.
(6)	This amount is payable entirely in cash. The Chair of our Board is not entitled to any meeting attendance fees for Board or committee meetings.

Deferred Share Unit Plan

The DSU Plan was first approved by our Board on February 22, 2008 and was amended on March 27, 2008. The purposes of the DSU Plan are to (i) promote a greater alignment of interests between our directors and our shareholders and (ii) provide a compensation system for directors that, together with our other director compensation mechanisms, is reflective of the responsibility, commitment and risk accompanying Board membership and the performance of duties required of the various committees of our Board. Only our directors who are not our employees or employees of any of our affiliates, including any non-executive Chair of our Board (each an “Eligible Director”) are eligible to participate in the DSU Plan. The DSU Plan is administered by our CHR Committee.

Under the DSU Plan, each Eligible Director (other than the Chair of our Board) will receive in DSUs (i) an initial retainer fee for serving as a director payable on initiation of the DSU Plan or on being elected or appointed a director (the “Initial Retainer”) and (ii) a base retainer in respect of each fiscal year (the “Base Retainer”). In addition, each Eligible Director may elect to receive an annual retainer for serving as a director (the “Annual Retainer”) or an annual chairman’s retainer (the “Chair’s Retainer”), as applicable, in the form of DSUs or cash or any combination thereof.

DSUs allocated to an Eligible Director pursuant to the DSU Plan are credited to an account maintained by us on the last day of each fiscal quarter in which the remuneration provided in DSUs accrued. The number of DSUs is determined by dividing the remuneration provided in DSUs by the “Market Price” on the particular payment day. The “Market Price” is defined to mean, in respect of any date, the weighted-average price at which our restricted voting shares have traded on the TSX during the two trading days immediately prior to such date. If any dividends are paid on our restricted voting shares, an Eligible Director will be credited with dividend equivalents in respect of the DSUs credited to his account as of the record date for payment of dividends, which dividend equivalents will be converted into additional DSUs. DSUs are fully vested upon being credited to an Eligible Director’s account.

An Eligible Director will be paid the value of the DSUs credited to his account on voluntary resignation or retirement, death or disability, removal from our Board whether by shareholder resolution or failure to be re-elected, and in the case of an Eligible Director who is a U.S. taxpayer, on the date on which he has a “separation from service” within the meaning of the Code. Each DSU represents the right to receive a payment for such DSU equal to the Market Price on the redemption date applicable to such DSU.

Under the current compensation program, our Board approved the Initial Retainer of $32,000 (to be paid in DSUs), the Base Retainer of $32,000 (to be paid in DSUs) and the Annual Retainer of $35,000 (to be paid in cash or DSUs) for Eligible Directors other than the Chair of our Board. Our Board approved the Chair’s Retainer of $140,000 ($67,000 of which to be paid in cash or DSUs) for the Chair of our Board.

During fiscal 2013, a total of 117,950.96 DSUs were credited to Eligible Directors under the DSU Plan. As of October 31, 2013, a total of 862,962.44 DSUs were outstanding.

On November 18, 2013, four of our directors, Messrs. Levy, Lagarde, Agroskin and O’Leary, forfeited all of their respective DSUs pursuant to Deferred Share Unit Forfeiture Agreements executed by each of them, because they were ineligible to receive DSUs as employees of an Affiliate (as such term is defined in the DSU Plan) of Patheon.

Interest of Informed Persons in Material Transactions

Compensation Committee Interlocks and Insider Participation Disclosure

Our CHR Committee is currently comprised of Messrs. Lagarde, Agroskin and Viso. Other than Mr. Viso, who served as President and Chief Executive Officer of one of our subsidiaries, Patheon P.R., from December 2004 to August 2005, and as Chairman of Patheon P.R., from August 2005 to December 2006, none of the members of our CHR Committee has been employed by our company. Messrs. Lagarde and Agroskin are Managing Directors of JLL Partners, Inc. (“JLL Partners”) an entity affiliated with JLL Partners Fund V. JLL Patheon Holdings, another JLL Partners Fund V-affiliated entity, is the beneficial owner of approximately 55.7% of the restricted voting shares and the registered holder of 100% of the special voting Class I, Preferred Shares, Series D (the “Special Preferred Voting Shares”). The following is information with respect to related person transactions involving Mr. Viso and Patheon and JLL and Patheon.

Arrangements with JLL

JLL Patheon Holdings, Coöperatief U.A. (“JLL CoOp”), Patheon’s direct controlling shareholder is controlled by JLL Associates G.P. V (Patheon) Ltd. (“JLL Limited”). As a result of various arrangements with Patheon, JLL Patheon Holdings currently has the right to determine three of Patheon’s nine board seats and the right to approve Patheon’s entry into certain types of transactions. Our Board currently consists of three nominees of JLL Patheon Holdings, and as of February 6, 2014, JLL Limited beneficially owned an aggregate of 78,524,986 restricted voting shares, representing approximately 55.7% of Patheon’s total restricted voting shares outstanding. The following further describes certain of Patheon’s transactions and relationships with JLL Partners and its affiliates.

Special Preferred Voting Shares

The Special Preferred Voting Shares provide JLL Patheon Holdings with the right to elect the following number of directors to our Board:

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

Investor Agreement

On April 27, 2007, Patheon entered into the Investor Agreement with JLL Patheon Holdings, and on March 7, 2013, Patheon and JLL Patheon Holdings entered into an amendment agreement to the Investor Agreement that, in part, made the Investor Agreement’s terms applicable to all controlled affiliates of JLL Patheon Holdings, including JLL Patheon Holdings III, LLC and JLL CoOp. As used in this section, “JLL Patheon Holdings” applies to all such entities. The following is a summary of the key terms of the Investor Agreement:

Special Approval Rights

Provided that JLL Patheon Holdings holds at least 13,306,488 restricted voting shares, the approval of JLL Patheon Holdings is required before we may:

•	create or issue any shares ranking pari passu with or senior to Class I Preferred Shares, Series C of Patheon (the “Series C Preferred Shares”), or issue any additional restricted voting shares or other equity securities, or securities convertible for or exchangeable into such securities, other than pursuant to the Patheon stock option plan or any other security-based compensation arrangement consented to by JLL Patheon Holdings;

•	declare or pay dividends or other distributions (including capital) on our restricted voting shares or other equity securities;

•	redeem, repurchase or acquire any restricted voting shares or other equity securities;

•	change our articles of amalgamation;

•	change the rights of our existing classes of shares;

•	merge, consolidate or sell all or substantially all of our assets or undertake any similar business combination transaction;

•	incur any indebtedness for borrowed money in excess of $20 million, excluding borrowings under our credit facilities;

•	initiate any insolvency, restructuring or reorganization process, voluntary liquidation, dissolution or winding-up of our company;

•	change our Chief Executive Officer; or

•	change the size of our Board.

Transfer of Special Preferred Voting Shares

The Special Preferred Voting Shares are not transferable, except to an affiliate of JLL Patheon Holdings.

Registration Rights

JLL Patheon Holdings may request Patheon to effect a qualification under Canadian securities laws or file a registration statement under the Securities Act of all or part of the restricted voting shares received on conversion of the Series C Preferred Shares held by JLL Patheon Holdings, any of our securities acquired by JLL Patheon Holdings after April 27, 2007, and any of our securities issued as a distribution made in respect thereof or issued in exchange for or in replacement thereof (a “Demand Registration”), subject to a maximum of two Demand Registrations. In addition, each time we elect to proceed with the preparation and filing of a prospectus under any Canadian securities laws or under the Securities Act in connection with a proposed distribution of any of our securities for cash, JLL Patheon Holdings is entitled to request that we cause any or all of the shares held by JLL Patheon Holdings to be included in such prospectus (an “Incidental Registration”). We are required to bear all registration expenses, excluding underwriting or placement discounts and commissions. The Demand Registration rights terminate when JLL Patheon Holdings and its affiliates no longer beneficially own at least 12,500,000 restricted voting shares received on conversion of Series C Preferred Shares and the Incidental Registration rights terminate when JLL Patheon Holdings and its affiliates no longer beneficially own at least 6,250,000 restricted voting shares received on conversion of the Series C Preferred Shares.

The Investor Agreement also contains other customary provisions such as general indemnification provisions by which we indemnify JLL Patheon Holdings and JLL Patheon Holdings indemnifies Patheon.

Board Representation

In furtherance of the right to elect directors to our Board pursuant to the terms of the Special Preferred Voting Shares, the Investor Agreement provides that our Board will consist of up to nine members and that JLL Patheon Holdings has the right to designate nominees for election or appointment to our Board (the “JLL Representatives”) as follows:

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

In the event that JLL Patheon Holdings no longer holds any Special Preferred Voting Shares and is therefore not entitled to elect directors pursuant to the terms thereof, the board representation provisions of the Investor Agreement will be controlling.

Banner Acquisition Equity Commitment Letter

In connection with the entry into a share purchase agreement to acquire Banner, we entered into an equity commitment letter on October 28, 2012, pursuant to which JLL Patheon Holdings and certain of its affiliates agreed to, at the time of the consummation of the acquisition, contribute or cause to be contributed equity financing by participating in a rights offering or private placement of our company, in either case, in an amount of up to $30 million, less amounts invested in our company by other shareholders. On December 3, 2012, we mailed to its shareholders of record as of November 27, 2012 offering materials related to the Rights Offering. The Rights Offering remained open until December 28, 2012 and closed December 31, 2012. To satisfy its obligations under the equity commitment letter described above, JLL Patheon Holdings exercised its rights under the basic subscription privilege in full, as well as the available over-subscription privilege, such that JLL Patheon Holdings and its affiliates purchased a total of 5,786,805 of the restricted voting shares for an aggregate sum of $18,459,907.95, each share of which is presently owned of record by JLL CoOp.

Arrangement Agreement

On November 18, 2013, Patheon entered into the Arrangement Agreement with Newco, under which Patheon would be taken private pursuant to the Arrangement. Newco is sponsored by an entity controlled by JLL Partners and DSM.

The Arrangement Agreement contemplates that Newco will acquire, directly or indirectly, all of our restricted voting shares, including those held by affiliates of JLL Partners, for cash consideration of $9.32 per share (the “Cash Consideration”). Vesting of options to purchase our restricted voting shares, other than those to be cancelled pursuant to agreements with members of our management, will be accelerated, and holders will receive the excess, if any, of the Cash Consideration over the exercise price per share, with all options to purchase our restricted voting shares being cancelled. In addition, all of the Special Voting Preferred Shares will be purchased for nominal consideration and cancelled. The transaction provides total consideration to shareholders other than affiliates of JLL Partners of approximately $582 million.

As part of the transaction, the limited partners of the JLL Partners-affiliated investment fund that indirectly owns 55.7% of the restricted voting shares will also receive the same Cash Consideration per restricted voting share as is provided to our minority shareholders, less the value of the general partnership interest of the investment fund and subject to the terms of the limited partnership agreement governing such investment fund. As part of the transaction, the general and limited partners of such investment fund will make indirect investments in Newco of approximately $60 million and $50 million, in aggregate, respectively.

In connection with the Arrangement, James C. Mullen, our Chief Executive Officer, has entered into an Option Waiver and Termination Agreement with us pursuant to which 4,000,000 of his issued and outstanding options to purchase restricted voting shares will be voluntarily cancelled immediately prior to the closing of the Arrangement, but subject to the closing of the Arrangement. Our other executive officers may also be offered the opportunity to enter into such waivers on identical terms.

Newco has agreed with Mr. Mullen to establish an equity incentive plan for certain members of our management and DSM’s pharmaceutical products business group who will become senior managers of Newco following the closing of the Arrangement. Equity interests available under Newco’s equity incentive plan for senior executives will represent up to 10% of the fully diluted units in Newco notwithstanding any future dilution of Newco’s equity capital. The allocation of the interests in Newco’s equity incentive plan has yet to be determined. However, Messrs. Mullen and Grant are expected to be participants in the equity incentive plan. The allocations will be determined by Newco in consultation with Mr. Mullen. It is also anticipated that Messrs. Mullen, Lytton and Grant and other senior executives of Patheon will enter into amendments of their existing employment agreements in connection with their assumption of executive positions with Newco. Newco has agreed with Mr. Mullen that he will be appointed the Chief Executive Officer of Newco following the effective time of the Arrangement. The terms of such new agreements have not been determined as of the date of this report.

JLL Patheon Co-Investment Fund, L.P. (“JLL Holdco”) has agreed that, immediately following the consummation of the Arrangement, it will issue to Mr. Mullen, and may issue to certain other members of Patheon senior management that will remain with Patheon following the effective time of the Arrangement, Class B Units in JLL Holdco. These equity interests will be issued pursuant to an equity incentive plan to be established by JLL Holdco and holders of such equity interests will be entitled to distributions in accordance with the terms of the Amended and Restated Limited Partnership Agreement of JLL Holdco, which will be adopted by JLL Holdco in connection with the consummation of the Arrangement. It is expected that the Class B Units to be issued to Mr. Mullen will represent an equity interest in JLL Holdco at closing of approximately 5.53%, and thus an indirect interest in Newco of approximately 2.82%, as a result of JLL Holdco’s 51% interest in Newco, subject to the distribution priorities to be set forth in the Amended and Restated Limited Partnership Agreement of JLL Holdco.

The implementation of the Arrangement will be subject to approval by a majority of the votes cast at a special meeting by holders of restricted voting shares expected to be held on March 6, 2014 (the “Special Meeting”) other than affiliates of JLL Partners and Mr. Mullen (the “Minority Shares”), in addition to approval by 66 2/3% of all votes cast at the Special Meeting by holders of our restricted voting shares. The transaction is also subject to approval by the Ontario Superior Court of Justice, in addition to regulatory approvals and certain closing conditions customary in transactions of this nature.

The transaction will be financed through a combination of committed debt and equity financing, subject to the terms of those commitments. The equity financing includes an aggregate contribution of $489 million from entities affiliated with JLL, certain co-investors and management, as well as DSM’s contribution of its existing pharmaceutical products business. We have also received from affiliates of JLL and DSM a limited guarantee of certain obligations of Newco under the transaction.

The Arrangement Agreement provides for, among other things, a non-solicitation covenant on the part of our company (subject to customary fiduciary out provisions). The Arrangement Agreement also provides Newco with a right to match potential third party proposals received by our company. We may terminate the Arrangement Agreement in certain circumstances, which include the payment to Newco of a termination fee of $23.64 million under certain circumstances. In addition, we are entitled to a termination fee from Newco in certain circumstances. Such termination fee is either $49.26 million or $24.63 million, depending on the circumstances of termination.

Voting and Support Agreements

JLL Patheon Holdings and all of our directors and executive officers who hold restricted voting shares have entered into voting and support agreements with us and Newco pursuant to which, among other things, they have agreed to vote, or cause to be voted, restricted voting shares beneficially owned or controlled by such persons in favor of the Arrangement (the “Voting Agreements”). As a result, holders of approximately 66.08% of the restricted voting shares and 20.45% of the Minority Shares have agreed to vote their restricted voting shares in favor of the proposed transaction.

The Voting Agreements terminate upon the earliest of (i) mutual agreement; (ii) the date of termination of the Arrangement Agreement in accordance with its terms or (iii) the effective time of the Arrangement.

Arrangement Equity Commitment Letter

Newco has received equity financing commitments for the transactions contemplated by the Arrangement, the aggregate proceeds of which will be used by Newco to fund a portion of its obligations under the Arrangement Agreement. JLL Partners VI, L.P., JLL Partners Fund V, L.P. and JLL Associates V (Patheon), L.P. have committed to capitalize JLL Holdco with an aggregate equity contribution in an amount of $310 million, and JLL Holdco has committed to capitalize Newco with an equity contribution in an amount of $462 million, in each case on or prior to the time specified in the Arrangement Agreement and on the terms and subject to the conditions set forth in the Equity Commitment Letter, dated as of November 18, 2013 (the “Equity Commitment Letter”). We are also an express third party beneficiary of the Equity Commitment Letter, subject to the limitations provided for in the Equity Commitment Letter.

Guarantee Letters

JLL Partners Fund VI, L.P. has also agreed to guarantee up to its pro rata percentage (51%) of the reverse termination fee and certain other payments that may become payable by Newco under the Arrangement Agreement, on the terms and subject to the conditions and limitations set forth in the Guarantee Letter in favor of our company, dated November 18, 2013 (the “JLL Guarantee Letter”).

DSM has also agreed to guarantee up to its pro rata percentage (49%) of the reverse termination fee and certain other payments that may become payable by Newco under the Arrangement Agreement, on the terms and subject to the conditions set forth in the Guarantee Letter in favor of our company, dated November 18, 2013 (the “DSM Guarantee Letter” and with the JLL Guarantee Letter, the “Guarantee Letters”).

Indemnification of Officers and Directors

We have agreed to purchase customary “tail” policies of directors’ and officers’ liability insurance providing protection no less favorable in the aggregate than the protection provided by the policies maintained by us which are in effect immediately prior to the effective date of the consummation of the transactions contemplated by the Arrangement Agreement and providing protection in respect of claims arising from facts or events which occurred on or prior to such date and Newco will, or will cause us to, maintain such tail policies in effect without any reduction in scope or coverage for six years from the effective date of the consummation of the transactions of the Arrangement Agreement, except that Newco will not be required to pay any amounts in respect to such coverage prior to the effective time of the consummation of the transactions contemplated by the Arrangement Agreement and that the costs of such policies shall not exceed 300% of the our annual aggregate premium for policies maintained by us as of November 19, 2013.

Newco has agreed to honor all rights to indemnification or exculpation existing at the time of the Arrangement Agreement in favor of our present and former company employees and directors, and has acknowledged that such rights will survive the completion of the consummation of the transactions contemplated by the Arrangement Agreement and continue in full force and effect in accordance with their terms.

Relationships with Alara Pharmaceutical Company

On January 1, 2002, Patheon P.R. entered into a commercial manufacturing agreement with Alara Pharmaceutical Company (“Alara”). Alara is wholly-owned by Mr. Viso, a member of the Board and who, together with his wife, owned approximately 8.3% of the outstanding restricted voting shares as of February 6, 2014. The manufacturing agreement pertains to a significant product for Patheon P.R., and under the manufacturing agreement, Patheon P.R. has the right to manufacture 85% of the worldwide requirements of Alara for such product. The approximate dollar amount of value derived from the manufacturing agreement during fiscal 2013 was $14.4 million. The right to place orders for such product has been assigned to a third party who purchases this product directly from Patheon P.R.; however, the new drug application for this product remains the property of Alara. The manufacturing agreement was amended in 2002 and 2004 and expires in 2019. We believe that terms of the manufacturing agreement are standard for agreements of this nature.

Relationship with Patheon P.R.

On December 23, 2004, we acquired Patheon P.R. from Mr. Viso and his wife and the other Patheon P.R. shareholders. Patheon P.R. is now our wholly owned subsidiary. Mr. Viso, was the founder and, together with his wife, an 83.18% owner of Patheon P.R. Mr. Viso served as the President and Chief Executive Officer of Patheon P.R. from December 2004 to August 2005 and as its Chairman from August 2005 to December 2006. The share purchase agreement and a related escrow agreement pursuant to which we acquired Patheon P.R. allocated responsibility for the payment of certain amounts owed by Patheon P.R. to the Puerto Rico Industrial Development Company (“PRIDCO”). Following our acquisition of Patheon P.R., a dispute arose among Patheon P.R., the selling shareholders, including Mr. Viso, who acted as the sellers’ representative, and our company regarding certain amounts owed by Patheon P.R. to PRIDCO. The parties agreed to settle the dispute pursuant to a letter agreement dated September 28, 2006, which provided that (i) the former Patheon P.R. shareholders (including Mr. Viso and his wife) were responsible for two payments to PRIDCO in 2006, each in the amount of $1,193,549; (ii) Patheon P.R. was responsible for nine quarterly payments to PRIDCO beginning in March 2007, each in the amount of $265,233; and Patheon P.R. agreed to make quarterly royalty payments to selling shareholders in the amount of 1% of all revenue received by Patheon P.R. in respect of the manufacture by Patheon P.R. of certain products. The calculation of the quarterly royalty payments is based on the revenues received by Patheon P.R. during each calendar quarter from the manufacture of those products, beginning with the quarter ended June 30, 2009, and will continue until the aggregate amount of royalty payments made has reached $2,387,098.88. As of the end of fiscal 2013, Patheon P.R. has paid the selling shareholders $610,996.12 of which $173,199.24 has been paid since the beginning of fiscal 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans as of October 31, 2013. The only equity compensation plan that we currently maintain is our stock option plan, pursuant to which we may grant options to purchase our restricted voting shares to eligible persons.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (Canadian $)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,017,225	$2.72	2,123,809
Equity compensation plans not approved by security holders	—	—	—

Total	11,017,225	$2.72	2,123,809

Principal Shareholders and Share Ownership by Management

To the knowledge of the directors and officers of Patheon, the only person or company that beneficially owns, or controls or directs, directly or indirectly, voting securities carrying 10% or more of the voting rights attached to the two classes of voting shares of Patheon is JLL Patheon Holdings. JLL beneficially owns, directly or indirectly, 78,524,986 restricted voting shares of Patheon (representing 55.7% of the issued and outstanding restricted voting shares) and 150,000 special voting Class I, Preferred Shares, Series D (the “Special Voting Preferred Shares”) of Patheon (representing 100% of the issued and outstanding Special Voting Preferred Shares) (collectively, the “JLL Shares”). The Special Voting Preferred Shares of Patheon are held directly by JLL Patheon Holdings, and JLL Patheon Holdings beneficially owns the 78,524,986 restricted voting shares by virtue of its position as a controlling member of JLL Coop, which holds such shares directly. The Special Voting Preferred Shares currently entitle JLL Patheon Holdings to elect three directors of Patheon.

The following table sets forth information regarding the beneficial ownership of each class of our voting shares of stock as of February 6, 2014 for:

•	each person who is known by us to own beneficially more than 5% of any class of our voting shares;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Under SEC rules, the number of shares of voting stock deemed outstanding includes shares issuable upon exercise of stock options held by the respective person or group that may be exercised within 60 days after February 6, 2014. For purposes of calculating each person’s or group’s percentage ownership, shares of voting stock issuable pursuant to stock options exercisable within 60 days after February 6, 2014 are reflected in the table below and included as outstanding and beneficially owned for that person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

The percentages of shares outstanding provided in the table are based on 140,938,525 shares of our restricted voting shares outstanding as of February 6, 2014 and 150,000 shares of our Special Voting Preferred Shares outstanding as of February 6, 2014. The information as to securities beneficially owned, or controlled or directed, directly or indirectly, by each director, officer or other beneficial owner has been furnished to us by the respective person. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to the shares beneficially owned by them, except, where applicable, to the extent authority is shared by spouses under community property laws.

The address for JLL Patheon Holdings is JLL Patheon Holdings, LLC, c/o JLL Partners, 450 Lexington Avenue, 31st Floor, New York, New York, 10017. The address of each of our directors and executive officers listed below is Patheon Inc., c/o Patheon Pharmaceuticals Services Inc., 4721 Emperor Boulevard, Suite 200, Durham, North Carolina, 27703.

Class of Voting Shares	Name of Beneficial Owner	Number of Outstanding Shares Beneficially Owned	Shares Underlying Options Exercisable Within 60 Days	Total Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Special Voting Preferred Shares (Class I PreferredShares, Series D)	JLL investors (1)	150,000	—	150,000	100.0%
Restricted Voting Shares	JLL investors	78,524,986	—	78,524,986	55.7%
	James C. Mullen	2,312,085	2,000,000	4,312,085	3.1%
	Stuart Grant	—	170,000	170,000	*	%
	Michael Lehmann	—	60,000	60,000	*
	Michael Lytton (2)	379,030	—	379,030	*
	Aqeel Fatmi	—	18,000	18,000	*
	Harry R. Gill, III	—	50,000	50,000	*
	Michel Lagarde (3)	—	—	—	—
	Paul S. Levy (4)	—	—	—	—
	Daniel Agroskin (5)	—	—	—	—
	Nicholas O’Leary (6)	—	—	—	—
	Brian G. Shaw	110,939	—	110,939	*	%
	David E. Sutin	56,454	—	56,454	*	%
	Joaquín B. Viso (7)	11,689,698	—	11,689,698	8.3%
	Derek J. Watchorn	51,438	5,000	56,438	*	%
	Antonella Mancuso(8)	22,800	—	22,800	*	%
	All directors and executive officers as a group (17 persons)	14,599,694	2,933,400	17,533,094	12.4%

*	Represents less than 1%
(1)	JLL Patheon Holdings beneficially owns, directly or indirectly, 78,524,986 of our restricted voting shares and 150,000 of our Special Voting Preferred Shares. The Special Voting Preferred Shares are held directly by JLL Patheon Holdings, and JLL Patheon Holdings beneficially owns 78,524,986 of our restricted voting shares by virtue of its position as a controlling member JLL Coop, which holds the shares directly.
(2)	These shares are owned jointly by Mr. Lytton and his wife.
(3)	Mr. Lagarde is a shareholder and member of the 11 person nominating committee of JLL Associates G.P. V (Patheon), Ltd. (“Cayman Limited”), the general partner of JLL Associates V (Patheon), L.P., which in turn is the general partner of JLL Partners Fund V (Patheon), L.P. (“Cayman LP”), which controls JLL Patheon Holdings. By virtue of his position as a member of such nominating committee, Mr. Lagarde has shared voting power with respect to the JLL Shares.
(4)	By virtue of his position as Managing Director of Cayman Limited, Mr. Levy may be deemed the beneficial owner of the JLL Shares. Mr. Levy is a shareholder and member of the 11 person nominating committee of Cayman Limited. By virtue of his position as a member of such nominating committee, Mr. Levy has shared voting power with respect to the JLL Shares. Mr. Levy disclaims beneficial ownership of the JLL Shares except to the extent of any pecuniary benefit thereof.

(5)	Mr. Agroskin is a shareholder and member of the 11 person nominating committee of Cayman Limited. By virtue of his position as a member of such nominating committee, Mr. Agroskin has shared voting power with respect to the JLL Shares.
(6)	Mr. O’Leary is a shareholder and member of the 11 person nominating committee of Cayman Limited. By virtue of his position as a member of such nominating committee, Mr. O’Leary has shared voting power with respect to the JLL Shares.
(7)	These shares are owned jointly by Mr. Viso and his wife.
(8)	Because Ms. Mancuso ceased to be an executive officer of our company on July 10, 2013, information regarding her beneficial ownership is based solely on the number of shares registered in her name on our list of registered shareholders as of February 6, 2014, and thus may be different from the number reported herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information set forth in this Amendment under “Item 11—Executive Compensation—Interest of Informed Persons in Material Transactions” is incorporated herein by reference.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In December 2010, Patheon’s Board adopted written policies and procedures for the review and approval or ratification of any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which Patheon was or is to be a participant, the amount involved exceeds $120,000, and an officer, director, director nominee or 5% shareholder of Patheon (or their immediate family members), each of whom Patheon refers to as a “related person,” had or will have a direct or indirect material interest.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transactions;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of Patheon’s business;

•	whether the terms of the transaction are no less favorable to Patheon than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to Patheon of, the transaction; and

•	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transactions.

The Audit Committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in, or is not in conflict with, Patheon’s best interests. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, Patheon’s Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (i) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (ii) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (iii) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of Patheon’s charter and bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our CHR Committee in the manner specified in its charter.

The policy provides that any related person transaction previously approved by the Audit Committee or otherwise already existing that is ongoing in nature shall be reviewed by the Audit Committee annually. The Audit Committee approved all related person transactions entered into during fiscal 2012, and reviewed all related person transactions already existing at the beginning of fiscal 2012 that are ongoing in nature, in accordance with the terms of the policy.

Director Independence and Board Committees

Our Board is comprised of the following standing committees: our CHR Committee; our CG Committee; and our Audit Committee. Our CHR Committee and our CG Committee are comprised of the following Board members: Michel Lagarde, Daniel Agroskin, and Joaquin Viso. Mr. Lagarde serves as Chair of both the CHR Committee and the CG Committee. The Audit Committee is comprised of the following Board members: Michel Lagarde, Brian G. Shaw, and Joaquin Viso. Mr. Shaw is the Chair of the Audit Committee.

As Patheon is not listed on a U.S. national securities exchange or an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, the Board uses the definition of independence of the NASDAQ Stock Market LLC (“NASDAQ”) to determine whether Patheon’s directors are independent for purposes of U.S. securities laws. The Board has determined that Derek J. Watchorn, Brian G. Shaw, Joaquín B. Viso and David E. Sutin are independent directors as defined by NASDAQ Rule 5605(a)(2).

Patheon’s securities are listed on the TSX, and Patheon is a Canadian reporting issuer. Canadian securities laws employ a different definition of independence than NASDAQ. As prescribed in National Instrument 58-101—Disclosure of Corporate Governance Practices, in all Canadian jurisdictions other than British Columbia, independence is determined by Section 1.4 of National Instrument 52-110—Audit Committees (“NI 52-110”). Under NI 52-110, a director is generally considered to be independent unless in the view of the Board, a director has a direct or indirect material relationship with Patheon that could be reasonably expected to interfere with the exercise of the director’s independent judgment. The Board has determined that Derek J. Watchorn, Brian G. Shaw, Joaquín B. Viso and David E. Sutin are independent under the Canadian securities laws.

The Board has determined that the following five directors are not independent under either the NASDAQ rules or Canadian securities laws: Paul S. Levy, Michel Lagarde and Daniel Agroskin (each a Managing Director of JLL Partners); Nicholas O’Leary (a Vice President of JLL Partners); and James C. Mullen, the Chief Executive Officer. Specifically, the Board has determined that under NI 52-110, Messrs. Levy, Lagarde, Agroskin and O’Leary are not, independent directors because of their positions with JLL Patheon Holdings and/or its affiliates and the degree of control that JLL Patheon Holdings exercises over Patheon, and that under NASDAQ Rule 5605(a)(2), these directors are not independent directors because of their positions with JLL Patheon Holdings and/or its affiliates and the fact that JLL Patheon Holdings owns or controls a majority of Patheon’s outstanding voting securities. Mr. Mullen is not independent because he is a member of Patheon’s management. As a result, a majority of Patheon’s directors are not independent. Our Board relies on the independent directors to facilitate the Board’s exercise of independent judgment in carrying out its responsibilities. Our Board believes that it is comprised of a number of independent directors that is reflective of the share ownership of Patheon and in accordance with Patheon’s contractual and other legal obligations.

Our CHR Committee is comprised of one independent director under the applicable NASDAQ rules and Canadian securities laws noted above, Mr. Viso, and two directors that are not independent under the standards mentioned above, Mr. Lagarde and Mr. Agroskin. Our CG Committee is comprised of one independent director under the applicable NASDAQ rules and Canadian securities laws noted above, Mr. Viso, and two directors that are not independent under the standards mentioned above, Mr. Lagarde and Mr. Agroskin. Our Audit Committee is comprised of two independent directors under the applicable NASDAQ rules and Canadian securities laws noted above, Mr. Viso and Mr. Shaw, and one director that is not independent under the standards mentioned above, Mr. Lagarde.

Item 14

Independent Auditor Fee Information

The fees of Ernst & Young LLP for fiscal 2013 and fiscal 2012 were as follows:

	Fiscal 2013	Fiscal 2012
Audit Fees	$3,324,816	$1,480,620
Audit-Related Fees	22,048	22,647
Tax Fees	215,732	51,965
All Other Fees	—	2,529

Total	$3,562,596	$1,557,581

Audit Fees

This category includes fees billed for the fiscal year shown for professional services for the audit of Patheon’s annual financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements. The services comprising the fees disclosed under this category include the first time audit of Patheon’s internal controls in fiscal 2013, the audits and reviews of our financial statements and services in connection with our U.S. and Canadian regulatory filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q for fiscal 2013 and 2012 as well as services performed in connection with the Form 8-K we filed on October 2, 2012 recasting certain historical financial information into U.S. GAAP and the shelf registration statement we filed on the same date in fiscal 2012.

Audit-Related Fees

This category includes fees billed in the fiscal year shown for assurance and related services that are reasonably related to the performance of the audits and reviews of Patheon’s financial statements and are not reported under the category “Audit Fees.” The services comprising the fees disclosed under this category included employee benefit audits, accounting assistance, due diligence services and in fiscal 2012 XBRL process consultations.

Tax Fees

This category includes fees billed in the fiscal year shown for professional services for tax advice and planning. The services comprising the fees disclosed under this category in each of fiscal 2013 and fiscal 2012 included review of tax returns prepared by the Company, audit support and technical tax assistance.

All Other Fees

This category includes fees billed in the fiscal year shown for products and services provided by Ernst & Young LLP that are not reported in any other category.

All audit and permissible non-audit services provided by Patheon’s independent auditors must be pre-approved by the Audit Committee. All audit and non-audit services provided by Patheon’s independent auditors during fiscal 2013 and fiscal 2012 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Our consolidated financial statements appear at the end of this annual report on Form 10-K. See “Index to Consolidated Financial Statements.”

(a)(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable or the required information is shown in our consolidated financial statements or the related notes thereto. See “Index to Consolidated Financial Statements.”

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
Stuart Grant
Executive Vice President, Chief Financial Officer
February 21, 2014

ANNEX A

COMPANIES COMPRISING THE 2012 MERCER EXECUTIVE REMUNERATION SURVEY

3PS, Inc.	Ahlstrom USA	American Financial Group, Inc.
7-Eleven, Inc.	Ahold USA	American Heart Association
A & E Television Networks	Aimia Proprietary Loyalty US Inc.	American Home Mortgage Servicing,
AAA National Office	AIPSO	Inc.
AAA Northern California, Nevada and	Air Liquide	American Institute of Physics
Utah	Aker Solutions	American International Group, Inc.
AarhusKarlshamn USA Inc.	Akzo Nobel, Inc.	American Medical Association
AB Mauri Food Inc.	Alea North America	American National Insurance
AB Vista	Alfa Laval, Inc.	American Red Cross
ABB Concise Optical Group	Alion Science and Technology	American Transmission Company
Abbott Laboratories	Allergan, Inc.	American University
Abraxas Petroleum Corporation	Alliance Data Systems	Amerigroup Corporation
Accenture	Alliance Pipeline, Inc.	AmeriPride Services Inc.
Accident Fund Insurance Company of	Alliant Energy Corporation	Ameriprise Financial
America	Alliant Techsystems	AmerisourceBergen Corporation
ACCO Brands Corporation, Americas	Allianz Life Insurance Company of	Ameristar Casinos, Inc.
ACE USA	North America	Ameritas Life Insurance Corporation
ACIST Medical Systems, Inc.	Allied World Assurance Company Inc.	Amherst H. Wilder Foundation
ACS Technologies	US	Amica Mutual Insurance Company
Actavis Inc.	Alltel Wireless	Ammeraal Beltech, Inc.
Activision Blizzard, Inc.	Ally Financial, Inc.	AMR Corporation
ACUITY	ALSAC/St. Jude Children’s Research	Amtrak
adidas America	Hospital	Amway
Aditi Technologies	Altana ACTEGA Kelstar, Inc.	Anchor Lamina America Inc.
Adva Optical Networking North	Altana BYK USA, Inc.	Andrews Kurth LLP
America, Inc.	Altana BYK-Gardner USA	ANH Refractories Company
AECOM Technology Corporation	Altana ECKART America Corp.	Ann, Inc.
Aeronix, Inc.	Altana ELANTAS PDG, Inc.	Apache Corporation
Aeropostale, Inc.	Altarum Institute	Apartment Investment and Management
AET Inc. Ltd.	Altria	Co.
Aetna, Inc.	Alyeska Pipeline Service Company	Apex Systems, Inc.
AFC Enterprises, Inc.	Amcor Rigid Plastics	APL Ltd.
Affinity Health Plan	AMEC Americas	Apollo Group
Aflac Incorporated	Amer Sports Ball Sports	Arbella Insurance Group
Afni, Inc.	Ameren Corporation	Arby’s Restaurant Group
Afren Resources USA, Inc.	American Airlines, Inc.	Arch Coal, Inc.
AgFirst Farm Credit Bank	American Cancer Society	Archstone
Aggreko International	American Century Investments	Argo Group US
AGL Resources	American College of Emergency	Argonne National Laboratory
AgriBank, FCB	Physicians	ArjoHuntleigh NA
Agropur Cooperative, Cheese &	American Dental Partners, Inc.	Arkansas Blue Cross Blue Shield
Ingredient	American Express	Arlington County Government
Agropur Cooperative, Natrel USA	American Family Insurance

Arnold and Porter, LLP	Ball Corporation	Blue Cross Blue Shield of Minnesota
Arrow Electronics, Inc.	Banco Popular North America	Blue Cross of Idaho Health Service, Inc.
ARTEL, LLC	Bank Mutual	Blue Cross of Northeastern Pennsylvania
Arthrex, Inc.	Bank of America Corporation	Blue Shield of California
Arvest Bank	Bank of Hawaii	BlueCross BlueShield Association
Asahi Kasei Plastics N.A. Inc.	Bank of the West	BlueCross BlueShield of Arizona
Ascena Retail Group, Inc.	Banner Health Medisun Inc.	BlueCross BlueShield of Florida
Ascend Learning LLC	Banner Health Plan	BlueCross BlueShield of Kansas City
Ascom (Schweiz) AG	Bare Escentuals	BlueCross BlueShield of Louisiana
Asset Acceptance Capital Corp.	Barilla America Inc.	BlueCross BlueShield of Michigan
Associated Banc-Corp	Bart & Associates, Inc.	BlueCross BlueShield of Nebraska
Associated Electric Cooperative, Inc.	BASF Corporation	BlueCross BlueShield of North Dakota
Association of American Medical	Basic Energy Services	BlueCross BlueShield of South Carolina
Colleges	Battelle	BlueCross BlueShield of Tennessee
Astoria Financial Corporation	Baxter International Inc.	BlueCross BlueShield of Vermont
Asurion	Baylor College of Medicine	Bluegreen Corporation
AT&T, Inc.	Baytex Energy USA Ltd.	BlueLinx Corporation
Atkins North America	Bechtel Corporation	BMO Harris Bank
Atlantic Capital Bank	Bechtel Plant Machinery, Inc.	BMW Financial Services NA, LLC
Atlas Energy, Inc.	Belden, Inc.	BMW Manufacturing Co., LLC
Atmos Energy	Belk, Inc.	BMW of North America, LLC
Auto Club Group	Belo Corp.	Board of Governors of the Federal
Automatic Data Processing (ADP)	Beneficial Mutual Bancorp, Inc.	Reserve System
Automobile Club of Southern California	Benteler Automotive Corporation	Boardwalk Pipeline Partners, LP
AutoNation, Inc.	Bentley University	Boart Longyear
AutoZone, Inc.	Berkadia Commercial Mortgage LLC	Boddie Noell Enterprises, Inc.
AvalonBay Communities, Inc.	Best Buy Company, Inc.	Boeing Employees Credit Union
Avery Dennison Corporation	BG US Services	Boise Cascade, LLC
Avis Budget Group Inc.	BHP Billiton Petroleum (Americas), Inc.	Boise Inc.
Aviva USA	Big Lots, Inc.	BOK Financial, Inc.
Avnet, Inc.	Bill & Melinda Gates Foundation	Bombardier Transportation
Avon Products, Inc.	BI-LO, LLC	Bose Corporation
AXA Equitable	BJ’s Wholesale Club, Inc.	Boston College
Axcess Financial Services, Inc.	Black & Veatch Corporation	Boston Medical Center HealthNet Plan
AXIS Capital Holdings Ltd.	Black Hills Corporation	Boy Scouts of America
Axxis Drilling, Inc.	BloodSource	Brady Corporation
AZZ Inc.	Blue Cross & Blue Shield of Rhode	Branch Banking & Trust Company
B&H Photo	Island	BreitBurn Energy Partners L.P.
Bacardi U.S.A., Inc.	Blue Cross and Blue Shield of Alabama	Bremer Financial Corporation
BAE Systems, Inc. Land & Armaments	Blue Cross and Blue Shield of	Bridgepoint Education, Inc.
Bain & Company	Massachusetts	Bridwell Oil Company
Baker Hughes, Inc.	Blue Cross and Blue Shield of North	Brigham Exploration Company
Balfour Beatty Construction	Carolina

Brightstar Corporation	Caribou Coffee Company	Cinetic Landis Corp.
Bristow Group	Carlson	Cinetic Sorting Corp.
Broadridge Financial Solutions, Inc.	CarMax, Inc.	Cirque du Soleil, Las Vegas
Broadview Networks	Carmeuse North America	Citation Oil & Gas Corp.
Brookfield Renewable Power	Carnegie Mellon University	CITGO Petroleum Corporation
Brookhaven National Laboratory	Carpenter Technology Corporation	Citi
Brookstone, Inc.	Carter’s, Inc.	Citizens Property Insurance Corporation
Brown and Caldwell	Casey Family Programs	Citizens Republic Bancorp, Inc.
Brown Shoe Company, Inc.	Catholic Charities Health and Human	City and County of Denver
BRP US, Inc.	Services	City National Bank
Bryan Cave LLP	Catholic Financial Life	City of Dublin
BSH Home Appliances Corporation	CDM Smith, Inc.	City of Fort Worth
Buckeye Partners, L.P.	CDS Global, Inc.	City of Garland
Buckingham Asset Management, LLC	CEDA International Inc.	City of Houston
Build-A-Bear Workshop	Celestica	Classified Ventures, LLC
Bulgari Corporation of America Inc.	Cemex, Inc. US	Clean Harbors
Burlington Coat Factory	Cengage Learning	Cleco Corporation
Burnett Oil Co., Inc.	CenterPoint Energy	Clemens Family Corporation
C&S Wholesale Grocers	Central Hudson Gas & Electric Corp.	Cleveland Brothers Equipment Co., Inc.
Cablevision Systems Corporation	CenturyLink	Cloud Peak Energy Resources
CACI International, Inc.	CEVA Logistics Americas	CME Group Inc.
Calamos Investments	CGI Technologies and Solutions, Inc.	CNA Financial Corporation
Calfrac Well Services Corporation	US	CNH America LLC
California Casualty Management	CH2M Hill	CNO Financial Group, Inc.
Company	Charming Shoppes, Inc.	Coats North America
California Dental Association	Charter Communications	Coca-Cola Bottling Co. Consolidated
California Hospital Association	Checkpoint Systems Inc.	Coca-Cola Refreshments
California Institute of Technology	Chelan County Public Utility District	Coffeyville Resources Nitrogen
California ISO	Chemetall Lithium	Fertilizers, LLC
California Pizza Kitchen	Chemetall US Inc.	Coinstar, Inc.
Cambia Health Solutions	Chicago Board Options Exchange	Colgate-Palmolive Company
Cameron International	Chico’s FAS, Inc.	College of DuPage
Campari America	Chipotle Mexican Grill	Collin County
Campbell Soup Company	Chiquita Brands International, Inc.	Colonial Pipeline Company
Canadian Pacific US	Choctaw Nation of Oklahoma	Colorado Springs Utilities
Capella Education Company	Choice Hotels International, Inc.	Columbia Bank
Capital BlueCross	Christopher & Banks	Columbian Chemicals Company
Capital One Financial Corp.	Chrysler Financial Services Americas,	Columbus McKinnon Corporation
Cardinal Health, Inc.	LLC	Comcast Corporation
Career Education Corporation	CHS Inc.	Comerica, Inc.
CareFirst BlueCross BlueShield	CIGNA Corporation	Community Health Plan
CareFusion Corporation	Cimarex Energy Co.	Compass Bank
Cargill, Inc.	Cinco Natural Resources Corporation
Cargotec	Cinetic Automation

Compass Group North America	Daiichi Sankyo, Inc.	Direct Supply, Inc.
Computer Sciences Corporation	Daimler Financial Services	DIRECTV, Inc.
Computershare	Dairy Management, Inc.	Discovery Communications
ConAgra Foods, Inc.	Dallas Central Appraisal District	DISH Network Corp.
Concorde Career Colleges Inc.	Danaher Motion	Diversey Inc.
Consolidated Edison, Inc.	Danfoss US	DLA Piper US, LLP
Constellation Brands, Inc.	Darden Restaurants, Inc.	DM Petroleum Operations Company
Constellation Energy Group, Inc.	Dassault Falcon Jet Corporation	DnB NOR Bank
Continental Western Group, LLC	Data Center, Inc.	Dockwise USA
Convergys Corporation	Davis Petroleum Corp.	Doherty Employment Group
Con-way Inc.	Dawn Food Products	Dole Food Company, Inc.
Cook Children’s Health Plan	Day & Zimmermann Group, Inc.	Dollar General Corporation
Copano Energy	Daymar Colleges Group, LLC	Dollar Tree, Inc.
Core Laboratories	DBP Holdings Corp.	Dominion Resources, Inc.
CoreLogic, Inc.	DCI Marketing	Domino’s Pizza, Inc.
Corn Products	DCP Midstream, LLC	Domtar Corporation
Cornell University	Dean Foods Company	Doosan Infracore International, Inc.
Corning, Inc.	Deckers Outdoor Corporation	Dorsey & Whitney LLP
Country Financial	Deere & Company	Dover Corporation
Covance, Inc.	Del Monte Foods Company	Dr. Pepper Snapple Group
Covanta Energy	DeLaval Inc.	Draka USA Communications
Coventry Health Care, Inc.	Delhaize America	DRS Technologies
Cox Enterprises, Inc.	Dell, Inc.	Drummond Company, Inc.
Cracker Barrel Old Country Store, Inc.	Deloitte Services LP	DSC Logistics
Crate and Barrel	DeLorme Publishing Co., Inc.	DSI Underground Systems, Inc.
Crawford and Company	Deluxe Corp.	DST Systems, Inc.
Crayola LLC	Denbury Resources, Inc.	Duke Energy Corporation
Credit Acceptance Corporation	Denso Manufacturing Tennessee, Inc.	Dun & Bradstreet Corporation
Credit Suisse AG	Denver Public Schools	Dunkin’ Brands, Inc.
Crocs, Inc.	DePaul University	Dunnhumby USA Inc.
Cross Country Automotive Services	Det Norske Veritas USA	Duquesne Light Holdings, Inc.
Crosstex Energy Services	Deutsche Post DHL	Dynegy, Inc.
Crowe Horwath LLP	Devon Energy	DYWIDAG-Systems International USA
Crowley Maritime Corporation	DeVry, Inc.	Inc.
Crown Castle International Corporation	Dex One Corporation	E. I. du Pont de Nemours and Company
Crum & Forster	DFS	Early Warning Services
CSA International	DHL Express, USA	East West Bank
CSL International, Inc.	DHL Regional Services, Inc.	Eastern Mountain Sports
Cubic Corporation	Diamond Offshore Drilling, Inc.	Ecolab
Cummins, Inc.	Dick’s Sporting Goods	ECONET, Inc.
CUNA Mutual Group	Diebold, Incorporated	ED&F Man Holdings, Inc
Curtiss-Wright Corporation	Digital Generation, Inc.	Edison Mission Energy
CVR Energy, Inc.	DineEquity, Inc.	Education Management Corporation
CVS Caremark	Direct Energy Marketing Ltd. US	Edward Jones

Edwards Lifesciences, LLC	Exelis Mission Systems	Fenwal, Inc.
El Paso Corporation	Exelon Corporation	Fenwick & West, LLP
Electric Reliability Council of Texas,	Explorer Pipeline Company	Ferguson Enterprises, Inc.
Inc. (ERCOT, Inc.)	Express Scripts, Inc.	Ferrellgas
ElectriCities of North Carolina, Inc.	Exterran	Ferrovial
Elevations Credit Union	Exxon Mobil Corporation, US Fuels	Festo US
Elizabeth Arden, Inc.	Marketing	Fidelis Care of New York
Elkay Manufacturing Company	Faegre Baker Daniels	Fidelity National Information Services
Elsevier	FairPoint Communications	Fifth Third Bancorp
EmblemHealth	Faithful+Gould	Finley Resources Inc.
EMCOR Group, Inc.	Farm Credit Bank of Texas	FINRA
EMD Serono	Farm Credit of New Mexico	Fireman’s Fund Insurance Company
Emdeon Corporation	Farm Credit West	First American Financial Corporation
Emery Oleochemicals LLC USA	Farmers Insurance Group	First Citizens Bank of South Carolina
Employers Mutual Casualty Company	Farmland Foods, Inc.	First Commonwealth Financial
Enbridge Energy Partners, LP	Fasken Oil and Ranch, Ltd.	Corporation
Energen Corporation	FBL Financial Group, Inc.	First Data Corporation
Energy Future Holdings Corporation	FCCI Insurance Group	First Financial Bank
EnergySolutions	FCCI Services Inc.	First Interstate BancSystem, Inc.
Enerplus Resources (USA) Corporation	Federal Home Loan Bank of Atlanta	First Merchants Bank
EnerVest Management Partners, Ltd.	Federal Home Loan Bank of Pittsburgh	First Midwest Bank, Inc.
Eni US Operating Company, Inc.	Federal Reserve Bank of Atlanta	First National Bank of Omaha
EnPro Industries, Inc.	Federal Reserve Bank of Boston	First Solar
ENSCO International, Inc.	Federal Reserve Bank of Chicago	First-Citizens Bank & Trust Company
Ensign United States Drilling, Inc.	Federal Reserve Bank of Cleveland	FirstEnergy Corporation
Entegra Power Services, LLC	Federal Reserve Bank of Dallas	FirstGroup America
Entergy	Federal Reserve Bank of Minneapolis	Fiserv, Inc.
Enterprise Products Partners L.P.	Federal Reserve Bank of Philadelphia	Fiskars Brands, Inc.
EOG Resources, Inc.	Federal Reserve Bank of Richmond	Fives North American Combustion, Inc.
Equal Energy US Inc.	Federal Reserve Bank of San Francisco	Fives, Inc.
Equity Residential	Federal Reserve Bank of St. Louis	Fluor Corporation
Erie Insurance Group	Federal Reserve Information Technology	FMR, LLC
Ernst & Young, LLP	Federal-Mogul Corporation	Follett Corporation
ESL Federal Credit Union	Federated Investors	Foot Locker, Inc.
Essilor of America	FedEx Corporation	Forest City Enterprises
Estee Lauder Companies, Inc.	FedEx Express	Forest Oil Corporation
Esurance Insurance Services, Inc.	FedEx Freight System	Fortune Brands Home & Security, Inc.
EverBank	FedEx Ground	Fossil, Inc.
EXCO Resources, Inc.	FedEx Office	Fox Networks Group
Exel, a DP-DHL Company	FedEx Services	FPL FiberNet
Exelis Inc.	FedEx SupplyChain
Fennemore Craig, P.C.

Fred Hutchinson Cancer Research	Georgia Institute of Technology	Hanesbrands, Inc.
Center	GeoVera Holdings, Inc.	HarbourVest Partners, LLC
Freedom Communications, Inc.	Getinge Sourcing LLC	Harlan Laboratories, Inc.
Freeman Companies	Giant Eagle, Inc.	Harley-Davidson, Inc.
Fremont Group	Giesecke & Devrient US	Harleysville Insurance
Fresenius Medical Care NA	GKN America Corporation	Harris Associates L.P.
Friedkin Companies, Inc.	Glatfelter	Harris County Auditor’s Office
FrieslandCampina USA LP	Global Indemnity Group, Inc.	Harris Teeter, Inc.
F-Secure, Inc. North America	Global Industries	Harsco Corporation
Fulton Financial Corporation	Global Payments, Inc.	Harvard Pilgrim Health Care
G&K Services, Inc.	GOJO Industries, Inc.	Harvard University
Gambro, Inc.	Golub Corporation	Hasbro, Inc.
GameStop Corp.	Goodmans Interior Structures	Hastings Mutual Insurance Company
Gamfi AGL US	Goodrich Corporation	Hawaiian Electric Company
Gardner Denver	Goodwill Industries, Omaha	HBM Inc.
Gartner, Inc.	Government Employees Hospital	HD Supply, Inc.
Gate Gourmet, Inc.	Association, Inc.	Health Care Service Corporation
Gateway Ticketing Systems, Inc.	Graco Inc.	Health Net, Inc.
GATX Corporation	Grange Mutual Casualty Company	HealthNow New York, Inc.
Gazette Communications	Grant Thornton LLP	HealthPartners
GCI Communication Corp.	Great American Insurance Company	HealthSpring, Inc.
GE Oil & Gas Operations LLC, PII	Great River Energy	H-E-B
North America, Inc.	Greater Orlando Aviation Authority	Heidrick & Struggles International, Inc.
GEICO	Great-West Life & Annuity	Helix Energy Solutions Group
Geisinger Health Plan	Green Mountain Coffee Roasters, Inc.	Hella Inc.
GELITA USA	Green Tree Servicing	Helmerich & Payne, Inc.
GENCO	Greenheck Fan Corporation	Helzberg’s Diamond Shops, Inc.
GenCorp, Inc.	GreenStone Farm Credit Services	Hempel (USA), Inc.
General Cigar Company	Greif, Inc.	Henkel Corporation
General Dynamics Information	Greyhound Lines, Inc.	Hennes and Mauritz, LP
Technology (GDIT)	Grinnell Mutual Reinsurance Company	Henniges Automotive
General Kinematics	Group Health Cooperative	Henry Ford Health System, Health
General Mills, Inc.	GROWMARK, Inc.	Alliance Plan
General Motors	Grundfos Pumps Corporation	Herbalife Ltd.
General Nutrition, Inc.	Gulfstream Aerospace	Hercules Offshore, Inc.
General Parts International, Inc.	H&R Block, Inc.	Herman Miller, Inc.
Generali USA Life Reassurance	H. J. Heinz Company, Heinz North	Hess Corporation
Company	America	Highlights for Children
Genesco, Inc.	H. J. Heinz Company, US Foodservice	Highmark
Genesis Energy, LLC	Haldex, Inc.	HighMount Exploration & Production
GenOn Energy	Half Price Books, Records, Magazines,	LLC
Genuine Parts	Inc.	Hilcorp Energy Company
Genworth Financial	Halliburton Company	Hilton Worldwide Corporation
Geodis Supply Chain Optimisation	Hallmark Cards, Inc., Retail Group	Hines Interests, LLP
George Washington University	Hancock Holding Company

HNI Corporation	ING North America Insurance	John Wiley & Sons, Inc.
HNTB Companies	Corporation	Johns Hopkins HealthCare, LLC
Holland America Line	Ingram Industries, Inc.	Johns Manville
Holly Corporation	Ingram Micro, Inc.	Johnson Controls, Inc.
HollyFrontier Corporation	InMotion Entertainment	Johnson Financial Group
Home Box Office	Insight	Johnsonville Sausage, LLC
Hometown Health	Insperity	Jones Lang LaSalle
Horizon Blue Cross Blue Shield of New	Institute of Nuclear Power Operations	Jostens, Inc.
Jersey	Insurance Company of the West	Joy Mining Machinery
Hormel Foods Corporation	Integra Telecom, Inc.	JPMorgan Chase
Hostess Brands, Inc.	Intelsat Corporation	Judicial Council of California
Hot Topic, Inc.	InterContinental Hotels Group Americas	J-W Energy Company
Houghton Mifflin Company	International Catastrophe Insurance	JX Nippon Oil Exploration USA Ltd.
HRN Performance Solutions	Managers, LLC	Kaiser Permanente
HSBC-North America	International Game Technology	Kansas City Southern Railway
HSN, Inc.	International Imaging Materials, Inc.	Kao Brands Company
Hu-Friedy Manufacturing Company, Inc.	International Paper Company	Kao Specialties Americas LLC
Humana, Inc.	Interpublic Group of Companies	KAR Auction Services, Inc.
Hunt Consolidated	Intrepid Potash, Inc.	KBR, Inc.
Hunter Douglas Inc.	Invesco Ltd.	Kellogg Company
Hunter Industries	Investment Company Institute	Kelly Services Inc.
Huntington Bancshares Incorporated	ION Geophysical Corporation	KelseyCare
Hunton & Williams, LLP	IPA	Kemper Home Service Companies
Huron Consulting Group	Iron Mountain Incorporated	Kemper Preferred
Husky Energy Inc.	Itochu International, Inc. North America	Kennametal Inc.
Husky Injection Molding Systems Ltd.	J. C. Penney Company, Inc.	Kent State University
US	J. Crew	Kewaunee Scientific Corporation
Hyatt Hotels Corporation	J. Jill	KeyCorp
Hypertherm	J. Paul Getty Trust	Keystone Foods, LLC
Hyundai Information Service North	J.R. Simplot Company	Kforce Inc.
America	Jabil Circuit, Inc.	Kimberly-Clark Corporation
Hyundai Motor America	Jack in the Box, Inc.	Kinder Morgan, Inc.
ICL	Jackson National Life Insurance	Kiwanis International, Inc.
Idaho Power Company	Company	Knowledge Learning Corporation
IDEXX Laboratories	Jacksonville Electric Authority	Kohler Company
IKEA Distribution Services, Inc.	Jacobs Engineering Group, Inc.	Kohl’s Corporation
Illinois Tool Works	James Hardie Industries, SE	Kone, Inc.
IMC, Inc.	Jefferson County Public Schools	Kuehne + Nagel North America
IMG Worldwide	JetBlue Airways	Kuehne + Nagel US
IMS Health	JM Family Enterprises	Kulicke & Soffa Industries, Inc.
Independence Blue Cross	Jo-Ann Fabric & Craft Stores Inc.	L.L.Bean, Inc.
Independent Health Association, Inc.	Jockey International, Inc.
Indiana Farm Bureau Insurance	John B. Sanfilippo & Son, Inc.
Information Handling Services (IHS)	John Hancock Financial Services, Inc.

Land O’Lakes, Inc.	Lower Colorado River Authority	MassMutual Life Insurance Company
Latham & Watkins LLP	Lowe’s Companies, Inc.	MasterCard Incorporated
Laureate Education, Inc.	LPL Financial	Matson Navigation Company
Lawson Products, Inc.	LS Travel Retail North America	Mattel, Inc.
Legacy Reserves, LP	LSG Lufthansa Service Holding AG	Matthews International Corporation
Legal & General America, Inc.	Lubrizol Corporation	Maxum Petroleum
Leggett & Platt, Incorporated	Luck Companies Corporation	McCain Foods USA, Inc.
LEGO Systems, Inc.	lululemon athletica usa	McDermott International, Inc.
Leica Geosystems	Luvata Franklin, Inc.	McDonald’s Corporation
Lend Lease	Luxottica Retail US	McGladrey & Pullen
Leo Burnett Worldwide, Inc., Arc	M&T Bank Corporation	McGraw-Hill Education
Worldwide	M.D.C. Holdings, Inc.	MCX Exploration (USA), Ltd.
Leo Burnett Worldwide, Inc., Leo	Macy’s, Inc.	MDU Resources Group, Inc.
Burnett USA	Madison Square Garden	MeadWestvaco Corporation
LEO Pharma, Inc.	MAG Americas	Medco Health Solutions, Inc.
Leupold & Stevens, Inc.	MAG Global Services	Medica Health Plans
Level 3 Communications	Magellan Health Services	Medical College of Wisconsin
LexisNexis Group, US Corporate and	Magellan Midstream Holdings, LP	Medical Mutual of Ohio
Federal Markets	Magna Services of America Group	Medtronic, Inc.
LF USA	Magnesium Products of America Inc.	Mercedes-Benz USA
LG&E and KU Energy LLC	Main Street America Group	Mercury Insurance Group
Lhoist North America	Managed Care Systems, LLC	Mercy Corps
Liberty Mutual Group	MANN+HUMMEL USA, Inc.	Meritor, Inc.
Lieberman Research Worldwide	Mannatech, Inc.	Merrill Corporation
Life & Specialty Ventures, LLC	Mannington Mills, Inc.	Mestena Operating, Ltd.
Lifetime Healthcare Companies, Inc.	Manpower, Inc.	Metalsa Structural Products, Inc.
Lifetouch, Inc.	ManTech International Corporation	MetLife
Limited Brands, Inc.	MAPFRE Insurance	MetroPCS Communications, Inc.
Limited Stores LLC	Maquet Getinge Group	MFS Investment Management
Link-Belt Construction Equipment	Marc Jacobs International LLC	MGIC Investment Corp.
Company	Maricopa County Community College	MHealth
Linn Energy, LLC	District	Michael Baker Corporation
Liz Claiborne, Inc.	Maritz, Inc.	Michaels Stores, Inc.
LM Wind Power Blades (AR) Inc.	Markel Corporation	Michelin North America, Inc.
LM Wind Power Blades (ND) Inc.	MarkWest Energy Partners LP	Michigan Auto Insurance Placement
Loews Corporation	Marriott International	Facility
Logan’s Roadhouse	Mars North America	MidCountry Financial, Pioneer Services
Lonza North America Inc.	Marsh & McLennan Companies, Inc.	MillerCoors LLC
Loparex, LLC	Marshall & Ilsley Corporation	Mine Safety Appliances Company
Lord & Taylor	Mary Kay, Inc.	Mitsui & Co. (USA), Inc.
Lorillard Inc.	Maryland Procurement Office	Mitsui E&P USA LLC
Los Angeles Unified School District	Masco Corporation, Decorative	Modern Woodmen of America
Louis Vuitton North America Inc.	Architectural Group, Behr Processing
Louisiana-Pacific Corporation	Corporation
Lovelace Health Plan	Massachusetts Institute of Technology

ModusLink Global Solutions, Inc.	Neiman Marcus Group	O’Reilly Auto Parts, Inc.
Moet Hennessy USA	Nestlé USA, Inc.	Oak Ridge Associated Universities
Mohawk Industries Inc.	NetJets, Inc.	Oakland County Government
Molex	Netorian LLC	Océ Business Services
Molina Healthcare	New Balance Athletic Shoe, Inc.	Oceaneering International, Inc.
Molson Coors Brewing Company	New York Community Bancorp, Inc.	Office Depot
Momentive Specialty Chemicals, Inc.	New York Life Insurance Company	OfficeMax Incorporated
MoneyGram International, Inc.	New York Power Authority	OGE Energy Corporation
Monsanto Company	New York University	Oglethorpe Power Corporation
Moore & Van Allen, PLLC	Newfield Exploration Company	Ohly Americas
Morgan, Lewis & Bockius LLP	NewPage Group, Inc.	Oil States Industries, Inc., Arlington
Morrison & Foerster, LLP	Nexans USA	Old Dominion Electric Cooperative
Motion Picture Industry Pension &	Nexen Petroleum USA, Inc.	Old National Bancorp
Health Plans (MPIPHP)	NextEra Energy, Inc.	O’Melveny & Myers LLP
Mount Carmel Health Plan MediGold	Niagara Bottling, LLC	OneBeacon Insurance
MTS Systems Corporation	NiSource Inc.	ONEOK, Inc.
Munich Reinsurance America, Inc.	NJM Insurance Group	Optima Health
Murphy Oil Corporation	Noble Corporation	Orange County Government
Mutual of Omaha	Noble Energy, Inc.	Orange County’s Credit Union
MWH Global, Inc.	Nordstrom, Inc.	Orbital Sciences Corporation
Mylan Inc.	Norfolk Southern Corporation	Orica USA Inc.
Nalco Holding Company	North American Construction Services,	Oriental Trading Company, Inc.
Nash-Finch Company	Ltd.	Orrick, Herrington & Sutcliffe, LLP
National Association of Home Builders	North American Hoganas Inc.	OSI Industries, LLC
National Church Residences	Northern Arizona University	OSI Restaurant Partners, LLC
National Futures Association	Northern Trust Corporation	Outdoor Channel
National Interstate Insurance Company	Northwest Natural Gas	Outokumpu
National Louis University	Northwestern Mutual	Owens Corning
National Renewable Energy Laboratory	Northwestern University	Owens-Illinois, Inc.
National Rural Utilities Cooperative	Nova Healthcare Administrators, Inc.	Oxford Industries, Inc.
Finance Corporation (NRUCFC)	Novartis Animal Health US, Inc.	PACCAR
Nationwide Insurance	Novartis Pharmaceuticals	Pacific Gas & Electric Company
Nature’s Sunshine Products	Novartis US, Consumer Health	Pacific Life Insurance Company
Nautilus, Inc.	Novelis	PacifiCorp
Navigant Consulting, Inc.	Noven Pharmaceuticals, Inc.	PacificSource Health Plans
Navistar, Inc.	Novo Nordisk Inc.	Packaging Corporation of America
Navy Exchange Service Command	Novozymes North America Inc.	Pall Corporation
(NEXCOM)	Novozymes US, Research &	Pamida Stores Operating Co., LLC
Navy Federal Credit Union	Development	Panda Restaurant Group Inc.
NCCI Holdings, Inc.	NSTAR	Pandora Holding US
NCH Corporation	NTELOS	Panduit Corporation
Neighborhood Health Plan	NTT Data Inc.	Papa John’s International, Inc.
Neighborhood Health Plan of Rhode	NuStar Energy LP
Island	Nutricia North America

Parallel Petroleum LLC	Pioneer Natural Resources USA, Inc.	PSS World Medical, Inc.
Paramount Pictures	Piper Jaffray Companies	Public Company Accounting Oversight
Parker Drilling Company	Pitney Bowes, Inc.	Board
Parker Hannifin Corporation	PJM Interconnection	Public Service Enterprise Group, Inc.
Parsons Brinckerhoff	Plains All American Pipeline, L.P.	Publix Super Markets, Inc.
Parsons Corporation	Plains Exploration & Production	Puget Sound Energy
Pason Systems USA Corp.	Company	PulteGroup, Inc.
Patterson Companies	Plante & Moran, PLLC	PZ Cussons Beauty
Patton Boggs LLP	Plexus Corporation	QBE The Americas
Payless ShoeSource	Plum Creek Timber Company, Inc.	QEP Resources, Inc
PDC Energy	PNC Financial Services Group, Inc.	QTI Human Resources, Inc.
PDI Ninth House	Pochet of America, Inc.	Qualipac America
Peabody Energy Corporation	Polaris Industries, Inc.	Qualis Health
Pearson Education	Polymer Technologies	Questar Corporation
Peet’s Coffee & Tea	PolyOne Corporation	Quicksilver Resources Inc.
PEMCO Insurance	Port Authority of Allegheny County	QVC, Inc.
Penn National Insurance	Port of Portland	R. Lacy, Inc.
Pennsylvania Higher Education	Port of Seattle	Rack Room Shoes Inc.
Authority Agency	Portfolio Recovery Associates, Inc.	Radian Group
Pentagon Federal Credit Union	Ports America, Inc.	RadioShack Corporation
Pentair, Inc.	Post Holdings Inc.	Rakuten LinkShare Corporation
People’s United Bank	PPD, Inc.	Ralcorp Holdings, Inc.
Pepperdine University Information	PPG Industries, Inc.	Raley’s
Technology Division	PPL Corporation	RAND Corporation
Performance Food Group	Praxair, Inc.	Range Resources Corp.
Perrigo Company	Precision Drilling Corporation	Raymond James Financial
Personnel Board of Jefferson County	PreferredOne	RBC Bank
PETCO Animal Supplies, Inc.	Preformed Line Products Company	RBC Wealth Management
Petrohawk Energy Corporation	Premera Blue Cross	Recreational Equipment, Inc.
Pharmavite, LLC	Presbyterian Health Plan	Red Bull North America
PharMerica, Inc.	Pressure Chemical Co.	Redcats USA
PHH Corporation	Prime Therapeutics LLC	Regency Centers Corporation
PHH Mortgage	Principal Financial Group	Regency Energy Partners LP
Philadelphia Insurance Companies	Printpack, Inc.	Regeneron Pharmaceuticals, Inc.
Philip Morris International, Inc.	Priority Health	Regions Financial Corporation
Philips North America	PrivateBancorp, Inc.	Reichhold, Inc.
Phillips-Van Heusen Corporation	ProBuild Holdings, Inc.	Reinsurance Group of America Inc.
Phoenix Companies	Progressive Corporation	Renaissance Learning, Inc.
Phoenix Health Plan	ProHealth	Repsol Services Company
PHOENIX Process Equipment Company	Promethean Inc.	Republic National Distributing Company
PHS Revenue Cycle	Protective Life Corporation	Republic Underwriters Insurance
Piedmont Natural Gas Company, Inc.	Providence Health Plans	Company
Pier 1 Imports, Inc.	Prudential Financial, Inc.	Restaurant Application Development
Pinnacle West Capital Corporation	PSCU Financial Services	Restaurant Technology Services, LLC

Rexel Holdings USA	Savvis, Inc.	Smiths Medical, Inc.
Rexnord Corp.	SBA Communications Corporation	SMSC Gaming Enterprises
Reynolds American, Inc.	SC Johnson	Society of Manufacturing Engineers
Rich Products Corporation	SCANA Corporation	Sodexo USA
Ricoh Americas Corporation	SCF Arizona	Solera Holdings, Inc.
Ridgewood Savings Bank	Schlumberger Oilfield Services	Solo Cup Company
Rio Tinto plc US	Schneider National, Inc.	Solstice Sunglass Boutique
Ritchie Bros. Auctioneers	Scholle Corporation	Solutia Inc.
Rite Aid Corporation	SchoolsFirst Federal Credit Union	Sothebys
Riviana Foods, Inc.	Science Applications International	Southeastern Freight Lines
RKI Exploration & Production, LLC	Corporation (SAIC)	Southern California Regional Rail
RLI Insurance Company	Scottrade, Inc.	Authority
Robert Bosch LLC	Scripps Networks Interactive, Inc.	Southern Company
Robins, Kaplan, Miller & Ciresi, LLP	SCS Engineers	Southern States Cooperative
Roche Diagnostics US	Seadrill Americas Inc.	Southern Union Company
Rockwell Automation, Inc.	Searles Valley Minerals	Southwest Airlines
Rockwell Collins, Inc.	Securian Financial Group	Southwestern Energy Company
Rollins, Inc.	Security Health Plan	Sovereign Bank Corporation
Rosewood Resources, Inc.	SelectHealth	Space Systems/Loral
Roundy’s Supermarkets, Inc.	Selective Insurance Company of	Spartan Light Metal Products Inc.
Rowan Companies, Inc.	America	Spartan Stores, Inc.
Royal Caribbean Cruises Ltd.	SemGroup Corporation	Spectra Energy Corp.
RR Donnelley & Sons	Seneca Resources Corporation	Speedway SuperAmerica, LLC
RWE Trading Americas Inc.	Sensata Technologies, Inc.	Spencer Gifts, LLC
Ryder Systems, Inc.	Sentry Insurance	Sprague Energy Corp.
S&C Electric Company	Sephora USA	Sprague Operating Resources, LLC
Sabre Holdings Corporation	Sequent, Inc.	Sprint Nextel Corporation
SAE International	Serimax LLC	SPX Corporation
Safety-Kleen Systems, Inc.	Service Corporation International	SRC Inc.
Safeway, Inc.	Sharp Health Plan	Stampin’ Up!, Inc.
Sage North America	Shearman & Sterling LLP	StanCorp Financial Group
SAIF Corporation	Shoe Carnival, Inc.	Stanford University
Saks, Inc.	Shure Incorporated	Stantec Inc.
Samaritan Health Plans	Sidley Austin, LLP	Staples, Inc.
Samsung Telecommunications America	Siemens Corporation	StarTek
San Antonio Federal Credit Union	Sigma Foods Inc.	Starwood Vacation Ownership
San Antonio Water System	Simon Property Group	State Auto Insurance Company
Sandoz, Inc.	Sinclair Broadcast Group, Inc.	State Farm Insurance
Sandy Spring Bancorp Inc.	Singapore Telecom USA, Inc. (West)	State of North Carolina
Sanofi US	SIRVA, Inc.	State Teachers Retirement System of
Sara Lee Corp.	SK E&P Company	Ohio
Sauer-Danfoss	SKF USA Inc.	Statoil
Savannah River Nuclear Solutions, LLC	SKYY Spirits, LLC	Steelcase, Inc.
Save the Children Federation, Inc.	SMART Technologies Corporation
Savers, Inc.	Smile Brands, Inc.

Sterling Bancshares	Terumo BCT	The Joint Commission
STG, Inc.	Tesco Corporation, North American	The Kroger Co.
Storck USA L.P.	Business Unit—US	The MITRE Corporation
Straumann USA	Tesoro Corporation	The Mosaic Company
Stream Global Services	Tetra Pak International S.A.	The Motorists Insurance Group
Stryker Corporation	Texas Association of School Boards	The National Academies
Subaru of Indiana Automotive Inc.	Texas Capital Bank	The New York Times Company
Sumitomo Electric—Carbide	Texas Industries, Inc.	The Nielsen Company
Manufacturing, Inc.	Texas Mutual Insurance Company	The NORDAM Group
Sun Life Financial (US)	Texas State University-San Marcos	The NPD Group, Inc.
Sunoco, Inc.	Texon USA, Inc.	The Ohio State University
Sunrise Medical (US) LLC	Textainer	The Outsource Group
Sunsweet Growers, Inc.	Textron Inc.	The Pampered Chef Ltd.
SunTrust Banks, Inc.	TGS-NOPEC Geophysical Company	The Pantry, Inc.
Superior Energy Services, Inc.	The Allstate Corporation	The Pew Charitable Trusts
Superior Essex, Inc.	The American National Bank of Texas	The Schwan Food Company
SuperMedia	The AmeriHealth Mercy Family of	The ServiceMaster Company
SuperValu	Companies	The Sherwin-Williams Company the SI
SureWest Communications	The Bank of New York Mellon	Organization, Inc.
Susquehanna Bancshares, Inc.	The Boeing Company	The Sierra Club Foundation
Swagelok Company	The Boston Consulting Group	The Sports Authority
Sykes Enterprises, Incorporated	The Capital Group Companies	The Sundt Companies, Inc.
Symcor	The Carson Companies	The TJX Companies, Inc.
Symetra Financial	The Casey Group, Inc.	The Toro Company
Syniverse Technologies	The Cheesecake Factory	The Travelers Companies, Inc.
Synovus Financial Corporation	The Chubb Corporation	The University of Alabama at
T. Rowe Price Group, Inc.	The Church of Jesus Christ of Latter-day	Birmingham
Talisman Energy Inc. US	Saints	The University of Arizona
Target Corporation	The Coca-Cola Company	The University of Chicago
TAS Energy Inc.	The Donna Karan Company LLC	The University of Iowa
Taubman Centers, Inc.	The E. W. Scripps Company	The University of Texas System
Taylor Industries	The Employers Association	The Valspar Corporation
Taylor Morrison, Inc.	The Ford Foundation	The Valvoline Company
TD Ameritrade Holding Corp.	The Frost National Bank	The Vanguard Group, Inc.
TD Bank	The Gap, Inc.	The Walt Disney Company
TDS Telecom	The Golden 1 Credit Union	The Weather Channel
	The Guardian Life Insurance Company	The Wendy’s Company
TE Connectivity	of America	The Williams Companies, Inc.
Teach For America	The Hanover Insurance Group, Inc.	The Woodbridge Group
Teceptrol Operating LLC	The Hartford Financial Services Group,	The Yankee Candle Company, Inc.
TECO Energy, Inc.	Inc.	Theodor Wille Intertrade, Inc.
TeleTech Holdings, Inc.	The Hershey Company	Thermo Fisher Scientific, Inc.
Tellabs	The Hertz Corporation	Think Mutual Bank
Tellus Operating Group, LLC	The Irvine Company	Thomson Reuters
Temple-Inland, Inc.	The Johns Hopkins University
Tenaris, Inc. USA	The Johns Hopkins University Applied
Tennant Company	Physics Laboratory

Thrivent Financial for Lutherans	Unisys Corporation	Velocity Technology Solutions, Inc.
THUMS Long Beach Company	Unit Corporation	Venoco, Inc.
ThyssenKrupp Elevator	United Parcel Service	Ventura Foods, LLC
TI Automotive	United Rentals, Inc.	Veolia Water North America
TIAA-CREF	United Services Automobile Association	Verado Energy, Inc.
Tiffany & Co.	United States Cellular Corporation	Verisign Inc.
Tim Hortons USA Inc.	United States Enrichment Corporation	Verizon Wireless
Time Warner Cable	(USEC)	Vermeer Corporation
Time, Inc.	United States Olympic Committee	Verso Paper Corp.
TMEIC Corporation	United States Steel Corporation	Vestas Americas
TMK IPSCO	United Stationers Supply Company	Vestergaard Frandsen Inc.
T-Mobile USA	United Water	Veyance Technologies Inc.
TNT Express	UnitedHealth Group	VF Corporation
Tomkins Corporation	Universal Orlando	Vinson & Elkins, LLP
Toray Plastics (America), Inc.	Universal Technical Institute	Virginia Farm Bureau Federation
Total E&P USA, Inc.	University at Buffalo	Vision Service Plan
Totem Ocean Trailer Express, Inc.	University Book Store	Visteon Corporation
Toyota Industrial Equipment	University of Central Florida	VIVA Health
Manufacturing, Inc.	University of Houston	Volvo Group North America
Toys R Us, Inc.	University of Illinois at Chicago	Vonage Holdings Corporation
Tractor Supply Company	University of Maryland University	VW Credit, Inc.
Transamerica	College	VWR International
TransCanada Corporation	University of Miami	W.L. Gore & Associates, Inc.
Transocean, Inc.	University of Michigan	W.W. Grainger, Inc.
Travis County	University of Notre Dame	Waddell & Reed
Tri Counties Bank	University of Pennsylvania	Wake County Government
Trinidad Drilling LP	University of Southern California	Wake Forest University
TriWest Healthcare Alliance	UNUM Group	Walgreen Company
Troy Corporation	UPMC Health Plan	Wal-Mart Stores, Inc.
True North Communications	UPM-Kymmene, Inc.	Warnaco, Inc.
Trustmark Companies	Uponor, Inc.	Washington Suburban Sanitary
TSYS Core	URS Corporation Infrastructure and	Commission
TTX Company	Environment Division	Waste Management, Inc.
Tufts Health Plan	US Bancorp	Weatherford, US Region
Tupperware Brands Corporation	US Federal Credit Union	Weaver and Tidwell, LLP
Turner Broadcasting System, Inc.	US Foods	Weber Aircraft LLC
Tyco Fire & Security	USG Corporation	Webster Financial Corporation
UCare Minnesota	Utah Transit Authority	Wegmans Food Markets, Inc.
ULTA Salon, Cosmetics & Fragrance,	UTi Worldwide Inc.	Weil, Gotshal & Manges, LLP
Inc.	Utica National Insurance Group	Weir SPM
Ultimus Fund Solution LLC	Vail Resorts, Inc.	WellCare Health Plans
UMB Financial Corporation	Valassis Communications, Inc.	Wellmark BlueCross BlueShield
Under Armour, Inc.	Valero Energy Corporation	WellPoint, Inc.
Union Tank Car Company	Valley National Bank	Wells Enterprises, Inc
UnionBanCal Corporation	Vantiv, Inc.
Uni-Select USA, Inc.	Vectren Corporation

Wells Fargo & Company	Zimmer Holdings, Inc.
West Marine Products, Inc.	Zions Bancorporation
Western & Southern Financial Group	Zumtobel US
Western Digital	Zurich North America
Western Michigan University
Western Union
Westfield Insurance
Westinghouse Electric Company
Westlake Chemical Corporation
Weston Solutions, Inc.
Westwood College
WGL Holdings, Inc.
Wheaton College
Whip Mix Corporation
Whirlpool Corporation
Whiting Petroleum Corporation
Whole Foods Market, Inc.
William Blair & Company, LLC
William Marsh Rice University
Williams-Sonoma, Inc.
Wilmer Cutler Pickering Hale and Dorr
LLP
Winn-Dixie Stores, Inc.
Wm. Wrigley Jr. Company
Wolters Kluwer NA
Wolverine World Wide, Inc.
Wood Group ESP, Inc.
World Vision
Worthington Industries
Wright Express Corporation
Wyndham Worldwide
Wyndham Worldwide—Wyndham Hotel
Group
Xcel Energy Inc.
XL America
Xylem Inc.
Yamaha Corporation of America
Yellow Pages Group USA
Yeshiva University
Zale Corporation
Zebra Technologies Corporation
Zenith National Insurance Corporation
Zeon Corp.

ANNEX B

COMPANIES COMPRISING THE RADFORD GLOBAL LIFE SCIENCES SURVEY 2012

Acceleron Pharma	Arcadia Biosciences	Celgene
Accera	Archimedes Pharma Us	Cell Signaling Technology
Acelrx Pharmaceuticals	Ardea Biosciences	Cell Therapeutics
Aceto	Ardelyx	Celldex Therapeutics
Achaogen	Arena Pharmaceuticals	Celsion
Achillion Pharmaceuticals	Ariad Pharmaceuticals	Cepheid
Acist Medical Systems	Ariosa Diagnostics	Cerecor
Acorda Therapeutics	Arqule	Ceres
Actelion Pharmaceuticals	Array Biopharma	Cerulean Pharma
Activx Biosciences	Assurerx Health	Cerus
Acucela	Astellas	Charles River Laboratories
Adamas Pharmaceuticals	Astex Pharmaceuticals	Chemocentryx
Adimab	Atreca	Chiesi Pharmaceuticals
Aegerion Pharmaceuticals	Autonomic Technologies	Chimerix
Aeras	Auxilium Pharmaceuticals	Chugai Pharma Usa Llc
Agenus	Auxogyn	Cincinnati Childrens Hospital
Agios Pharmaceuticals	Avanir Pharmaceuticals	Circuit Therapeutics
Ajinomoto Althea	Aveo Pharmaceuticals	City Of Hope
Akros Pharma	Avinger	Cleveland Biolabs
Alder Biopharmaceuticals	Bavarian Nordic	Clontech
Alexion Pharmaceuticals	BaxanRo Surgical	Cmc Icos Biologics
Alexza Pharmaceuticals	Baxter International	Cobalt Technologies
Algenol Biofuels	Beckman Coulter	Codexis
Alios Biopharma	Bg Medicine	Columbia Laboratories
Alkermes	Biocryst Pharmaceuticals	Complete Genomics
Allen Institute For Brain Science	Biodelivery Sciences International	Concert Pharmaceuticals
Allergan	Biogen Idec	Constellation Pharmaceutials
Alnylam Pharmaceuticals	Biomarin Pharmaceutical	Contrafect
Amag Pharmaceuticals	Blend Therapeutics	Corcept Therapeutics
Ambit Biosciences	Bluebird Bio	Courtagen Life Sciences
American Type Culture Collection	Bnbi	Covance
Amerisourcebergen	Breg	Cryolife
Amicus Therapeutics	Bristol-Myers Squibb Company	Csl Behring
Amyris	Broad Institute	Cubist Pharmaceuticals
Anacor Pharmaceuticals	Btg	Cumberland Pharmaceuticals
Analytical Bio-Chemistry Laboratories	C3 Jian	Curis
Anaptysbio	Cadence Pharmaceuticals	Cytokinetics
Angioscore	Cardeas Pharma	Cytomedix
Anika Therapeutics	Cardiodx	Cytori Therapeutics
Ap Pharma	Cardiovascular Research Foundation	Cytrx
Aptalis Pharma	Catalent
Aptiv Solutions	Cedars-Sinai Health System

Daiichi Sankyo	Good Start Genetics	Jubilant Clinsys
Dana-Farber Cancer Institute	Grifols	Juvenile Diabetes Research Foundation
Delcath Systems	Grunenthal Usa	Kalobios Pharmaceuticals
Dendreon	Halozyme Therapeutics	Kbi Biopharma
Depomed	Harvard Bioscience	Kedrion Usa
Diadexus	Harvard Clinical Research Institute	Kimberly-Clark Health Care
Discovery Laboratories	Harvard University	Kinetic Concepts
Duke Clinical Research Institute	Heartflow	Kolltan Pharmaceuticals
Durect	Heartware	Kythera Biopharmaceuticals
Dusa Pharmaceuticals	Heidelberg Engineering	Lexicon Pharmaceuticals
Dyax	Helsinn Therapeutics	Lifecore Biomedical
Dynavax Technologies	Heptares Therapeutics	Lifevantage
Edge Therapeutics	Heska	Ligand Pharmaceuticals
Eisai	Hitachi Chemical Research Center	Liposcience
Elan Pharmceuticals	Horizon Pharma	Living Proof
Emergent Biosolutions	Hyde Engineering + Consulting	Lonza Biologics
Enanta Pharmaceuticals	Hyperion Therapeutics	Lovelace Respiratory Research Inst
Endocyte	Icon Clinical Research	Lucile Packard Children’s Hospital
Envivo Pharmaceuticals	Idenix Pharmaceuticals	Luminex
Epizyme	Idera Pharmaceuticals	Lundbeck
Ert	Idexx Laboratories	Macrogenics
Exact Sciences	Igenica	Mannkind
Exelixis	Ikaria	Marshfield Clinic
F. Hoffmann-La Roche	Immunogen	Mascoma
Family Health International	Impax Laboratories	Massbiologics
Fibrogen	Inc Research	Max Planck Florida Institute
Five Prime Therapeutics	Incyte	Mayo Collaborative Services
Forest Laboratories	Infinity Pharmaceuticals	Medicines360
Forma Therapeutics	Insite Vision	Medicinova
Forsight Vision4	Insmed	Medivation
Foundry Newco Xii	Intarcia Therapeutics	Medivector
Fred Hutchinson Cancer Research Ctr	Intelliject	Medpace
Fresenius Kabi Usa	Interleukin Genetics	Mendel Biotechnology
Fujifilm Diosynth Biotechnologies	Intermune	Merck & Co
Furiex Pharmaceuticals	International Partnership For	Merck Kgaa
Galderma Laboratories	Microbicides (Ipm)	Meridian Bioscience
Galena Biopharma	Intrexon	Merrimack Pharmaceuticals
Ge Healthcare	Ipsen Us	Merz Aesthetics
Gen-Probe	Ironwood Pharmaceuticals	Metabolex
Genmark Diagnostics	Irvine Scientific	Metabolon
Genomatica	Isis Pharmaceuticals	Metagenics
Genvec	Itc	Millennium Laboratories
Geron	J.R. Simplot	Millennium The Takeda Oncology
Gilead Sciences	Jazz Pharmaceuticals	Company
Glaxosmithkline	Jennerex	Miltenyi Biotec
Global Blood Therapeutics	Johnson & Johnson

Miramar Labs	Pacira Pharmaceuticals	Roche Molecular Systems
Moksha8	Parexel International	Roka Bioscience
Momenta Pharmaceuticals	Patheon Pharmaceuticals	Rti International
Monosol Rx	Pearl Therapeutics	Saic Frederick
Monsanto	Peregrine Pharmaceuticals	Salix Pharmaceuticals
Monterey Bay Aquarium Research	Perrigo	Sanford Health
Musculoskeletal Transplant Fdn	Pfizer	Sanford-Burnham Medical Research
Myokardia	Pharmaceutical Product Development	Institute
Myoscience	Pharmacyclics	Sangamo Biosciences
Myriad Genetics	Pharmathene	Sangart
N30 Pharmaceuticals Llc	Piramal Healthcare	Sanofi-Aventis
Nektar Therapeutics	Plexxikon	Santarus
Neurocrine Biosciences	Portola Pharmaceuticals	Santen
Nevro	Pra International	Sarah Cannon Research Institute
New England Biolabs	Precision Therapeutics	Sarepta Therapeutics
Ngm Biopharmacueticals	Presage Biosciences	Savient Pharmaceuticals
Nitto Denko Avecia	Progenics Pharmaceutical	Sciclone Pharmaceuticals
Nitto Denko Technical	Program For Appropriate Technology In	Scynexis
Novabay Pharmaceuticals	Health	Seattle Genetics
Novartis Pharmaceuticals	Promega	Sekisui Diagnostics Group
Novavax	Prometheus Laboratories	Selecta Biosciences
Noven Pharmaceuticals	Prostrakan	Senomyx
Novo Nordisk	Proteon Therapeutics	Sequenom
Novogy	Proteostasis Therapeutics	Sequenta
Novozymes North America	Ptc Therapeutics	Seracare Life Sciences
Nps Pharmaceuticals	Purdue Pharma Lp	Shire Pharmaceuticals
Nuvo Research	Qiagen Gmbh	Sigma Tau Pharmaceuticals
Ockham Development Group	Qlt	Sigma-Aldrich
Omeros	Questcor Pharmaceuticals	Singulex
Omnicare	Quidel	Sirtex
Omniguide	Quintiles	Skeletal Kinetics Llc
Oncogenex Technologies	R&D Systems	Sorrento Therapeutics
Oncomed Pharmaceuticals	Raindance Technologies	Spectrum Health
Oncothyreon	Raptor Pharmaceuticals	St Jude Childrens Research Hospital
Ono Pharma Usa	Rarecyte	Staar Surgical Company
Onyx Pharmaceuticals	Reckitt Benckiser Pharmaceuticals	Stallergenes-Usa
Optimer Pharmaceuticals	Regeneron Pharmaceuticals	Stem Cells
Optuminsight	Regulus Therapeutics	Stemcell Technologies
Opx Biotechnologies	Relypsa	Sucampo Pharmaceuticals
Orasure Technologies	Repligen	Sunesis Pharmaceuticals
Orexigen Therapeutics	Revance Therapeutics	Sunovion Pharmaceuticals
Organogenesis	Revo Biologics	Sutro Biopharma
Organovo	Rho	Swedish Orphan Biovitrum—Sobi Usa
Otonomy	Rib-X Pharmaceuticals	Synageva Biopharma
Otsuka	Rigel	Syngenta
Pacific Biosciences	Roche Diagnostics

Synta Pharmaceuticals	Xoma
Synteract	Zalicus
Synthetic Genomics	Zimmer
Takeda California	Ziopharm Oncology
Takeda Pharmaceuticals Usa	Zoetis
Targacept	Zogenix
Teikoku Pharma	Zosano Pharma
Tekmira Pharmaceuticals
Tengion
Tesaro
The Emmes Corporation
The J David Gladstone Institutes
The Medicines Company
The Samuel Roberts Noble Foundation
The Scripps Research Institute
The University Of Chicago
Ther-Rx
Theravance
Threshold Pharmaceuticals
Tobira Therapeutics
Tolmar
Topica Pharmaceuticals
Total Gas & Power New Energies
Transcept Pharmaceuticals
Trius Therapeutics
Ultragenyx Pharmaceutical
Unilife Medical Solutions
United Therapeutics
Us Worldmeds Llc
Vanda Pharmaceuticals
Vaxinnate
Veracyte
Verastem
Verenium
Vertex Pharmaceuticals
Viacyte
Vifor Pharma-Aspreva
Virent
Viropharma
Vitae Pharmaceuticals
Vital Therapies
Vivus
Wirb-Copernicus Group
Xenetic Biosciences
Xenoport

ANNEX C

COMPANIES COMPRISING THE TOWERS WATSON GENERAL INDUSTRY EXECUTIVE COMPENSATION SURVEY 2012

3M	American Red Cross	Avista
7-Eleven	American Sugar Refining	AXA Group
A.O. Smith	American Water Works	B&W Technical Services Y-12
AAA Insurance Exchange Northern	Americas Styrenics	Babcock Power
California,	AMERIGROUP	BAE Systems
Utah & Nevada	AmerisourceBergen	Ball
AAA Northern California, Nevada &	Ameritas Life	Bank of America
Utah	Ameritrade	Bank of Blue Valley
Abbott Laboratories	AMETEK	Bank of Montreal
Accenture	Amgen	Bank of the West
ACE Limited	AMSTED Industries	Bankers Bank
ACH Food	Amtrak	Barnes Group
Actuant	Anadarko Petroleum	Baxter International
Acuity	Anchor Bank N.A.	Bayer AG
Acxiom	Anixter International	Bayer Business & Technology Services
Adecco	ANN INC.	Bayer CropScience
AEGIS Insurance Services	Apache	Bayer HealthCare
AEI Services	APL	BB&T
Aerojet	Apollo Group	BBVA
Aeropostale	Appleton Papers	BD -Becton Dickinson
AES	ARAMARK	Beam
AFLAC	Arby’s Restaurant Group	Bechtel Systems & Infrastructure
Agilent Technologies	Archer Daniels Midland	Belk
Agrium	Arctic Cat	Belo
AIG	Aricent Group	Best Buy
Air Liquide	Arkema	BG US Services
Air Products and Chemicals	Armstrong World Industries	Big Lots
Alcatel-Lucent	Arrow Electronics	Biogen Idec
Alcoa	Arthur J Gallagher & Company	BJ’s Wholesale Club
Alcon Laboratories.	Ashland	Black Hills
Alexander & Baldwin	Associated Banc-Corp	Blue Cross Blue Shield of Florida
Allergan	AstraZeneca	Blue Cross Blue Shield of Louisiana
Allete	AT&T	Blue Shield of California
Alliant Energy	ATC Management	Bob Evans Farms
Allianz	Atmos Energy	Boehringer Ingelheim
Allstate	Atos IT Solutions and Services	Boeing
Ally Financial	Aurora Healthcare	Boeing Employees Credit Union
AMC Entertainment	Auto Club Group	BOK Financial
Ameren	Automatic Data Processing	Booz Allen Hamilton
American Crystal Sugar	Avaya	BorgWarner
American Electric Power	avenue a razorfish
American Express	Avis Budget Group

Boston Scientific	CIGNA	Cummins
BP	Cintas	Curtiss-Wright
Brady	Cisco Systems	CVS Caremark
Brandywine Trust Company	Citi North American Operations &	Cytec
Bremer Financial	Technology	Daiichi Sankyo
Bristol-Myers Squibb	Citizens Property Insurance	Daimler Trucks North America
Brunswick	Citizens Republic Bank	Danaher
Bunge	City National Bank	Darden Restaurants
Burlington Northern Santa Fe	City National Bank of West Virginia	Dean Foods
Bush Brothers	Clear Channel Communications	Deckers Outdoor
C&S Wholesale Grocers	Cliffs Natural Resources	Delhaize America
CA, Inc.	Cloud Peak Energy	Dell
Cablevision Systems	CMS Energy	Delta Air Lines
Caelum Research Corporation	CNA	Deluxe
Capital City Bank Group	CNO Financial	Dentsply
Capital Power Corporation	Coach	Devon Energy
CapStar Bank	Coca-Cola	Devry
Cardinal Health	Coca-Cola Enterprises	Dex One
CareFusion	Coinstar	Dignity Health
Cargill	Colgate-Palmolive	DIRECTV Group
Carlson	Collective Brands	Dollar Financial Group
Carmeuse North America Group	Colorado Springs Utilities	Dollar Thrifty Automotive Group
Carnival	Columbia Sportswear	Dollar Tree
Carpenter Technology	Comcast	Dominion Resources
Catalent Pharma Solutions	Comerica	Domtar
Catalyst Health Solutions	Compass Group	Donaldson
Caterpillar	ConAgra Foods	Dow Corning
Caterpillar Financial Services	Connell Limited Partnership	DTE Energy
CEC Educational Services	ConocoPhillips	Duke Energy
Celanese Americas	Consolidated Edison	DuPont
Celestica	Continental Automotive Systems	Dynegy
Centene	ConvaTec	E.W. Scripps
CenterPoint Energy	Convergys	East West Bank
Century Aluminum	Cooper Industries	Eastern Bank
CEVA Logistics	Cooper Standard Automotive	Eastman Chemical
CGI Technologies & Solutions	Corning	Eaton
CH Energy Group	Covidien	eBay
CH2M Hill	Cox Enterprises	Ecolab
Chemtura	CPM	Edison International
Cheniere Energy	Crain Communications	Education Management
Chevron	Crosstex Energy	Edward Jones
Chicago Mercantile Exchange	Crown Castle	Edward Lowe Foundation
Chico’s FAS	CSC	Eisai Inc.
Children’s Place	CSR	El Paso Corporation
Chiquita Brands	CSX	El Paso Electric
CHS	Cullen Frost Bankers

ElectriCities of North Carolina	Fifth Third Bancorp	Great-West Life Annuity
Eli Lilly	FINRA	Green Mountain
Elsevier	First Citizens Bank	GROWMARK
EMC	First Commonwealth Financial	Grupo Ferrovial
Emerson Electric	First Horizon National	Guardian Life
Employers Mutual Casualty Company	First Midwest Bancorp	Guideposts
Enbridge Energy	First National Bank in Sioux Falls	H.B. Fuller
EnCana Oil & Gas USA	First National of Nebraska	Hancock Holding
Endo Health Solutions	First Niagara Financial Group	Hanesbrands
Energen	FirstEnergy	Hanger Orthopedic Group
Energy Future Holdings	Fluor	Harland Clarke
Energy Northwest	Ford	Harman International Industries
Energy Solutions	Forest Laboratories	Harsco
EnPro Industries	Franklin Resources	Hartford Financial Services
Entergy	Freddie Mac	Hasbro
Enterprise Products	Freedom Communications	HCA Healthcare
EQT Corporation	Freeport-McMoRan Copper & Gold	HD Supply
Equifax	Fulton Financial	Health Care Services
Equity Office Properties	GAF Materials	Health Net
ERCOT	Gap	Henry Ford Health Systems
Ericsson	Gates	Herman Miller
Erie Insurance	GATX	Hershey
Ernst & Young	Gavilon	Hertz
ESL Federal Credit Union	GE Capital	Hess
ESRI	GenCorp	Hewlett-Packard
Essilor of America	General Atomics	Hexcel
Estee Lauder	General Dynamics	Highmark
Esterline Technologies	General Mills	Hilton Worldwide
Euro-Pro Operating	General Motors	Hitachi Data Systems
Exelis	GenOn Energy	HNI
Exelon	Genworth Financial	HNTB
Expedia	Gilead Sciences	Hoffmann-La Roche
Experian Americas	GlaxoSmithKline	Home Shopping Network
Express Scripts	Globecomm Systems	Honeywell
Exterran	GLV	Horizon Blue Cross Blue Shield of New
ExxonMobil	Goodrich	Jersey
Farm Credit Bank of Texas	Graco	Hormel Foods
Farm Credit Foundations		Hostess Brands
Farmers Group		Houghton Mifflin Harcourt Publishing
Federal Home Loan Bank of Atlanta		Hovnanian Enterprises
Federal Home Loan Bank of San		HTC Corporation
Francisco		Hubbard Broadcasting
Federal Reserve Bank of Atlanta		Humana
Federal Reserve Bank of Cleveland		Hunt Consolidated
Federal Reserve Bank of Dallas		Huntington Bancshares
Federal Reserve Bank of San Francisco
Federal Reserve Bank of St. Louis
Federal-Mogul
Fidelity Investments
Fidessa Group
Fifth & Pacific Companies, Inc.

Hutchinson Technology	KBR	Makino
Iberia Bank	Kellogg	Manitowoc
IBM	Kelly Services	MAPFRE U.S.A.
Idaho Power	Kennametal	Marathon Oil
IDEXX Laboratories	KeyCorp	Marathon Petroleum
IKEA	Keystone Foods	MARKEL
Illinois Tool Works	Kimberly-Clark	Marriott International
Independence Blue Cross	Kimco Realty	Marsh & McLennan
ING	Kinder Morgan	Martin Marietta Materials
Ingenico	Kindred Healthcare	Mary Kay
Ingersoll-Rand	Kinross Gold	Masco Corporation
Inland Bancorp	Koch Industries	Massachusetts Mutual
Integrys Energy Group	Kohler	MasterCard
Intel	Kohl’s	Mattel
Intercontinental Hotels	KPMG	Matthews International
International Flavors & Fragrances	Kum & Go LC	MB Financial
International Game Technology	Kyocera Corporation	McClatchy
International Game Technology	L-3 Communications	McDonald’s
International Paper	La Banque Toronto-Dominion	McGraw-Hill
INTRUST Bank NA	Land O’Lakes	McKesson
ION Geophysical	Laureate Education	MDA
IPR -GDF SUEZ North America	Leggett and Platt	MDU Resources
Irvine	Lend Lease	MeadWestvaco
Irving Oil Commercial G.P	Lenovo	Media General
ISO New England	Leprino Foods	Medicines Company
Itron	LES	Medtronic
ITT -Corporate	Level 3 Communications	Memorial Sloan-Kettering Cancer
J. Crew	Levi Strauss	Center
J.C. Penney Company	Lexmark International	Mercedes-Benz Financial Services
J.M. Smucker	LG&E and KU Energy	Merck & Co.
J.R. Simplot	Liberty Mutual	Meredith
Jabil Circuit	Life Technologies	MetLife
Jack in the Box	LifeCell	MGE Energy
Jacobs Engineering	Limited	Micron Technology
JetBlue Airways	Lincoln Electric	Microsoft
JMC Steel	Lincoln Financial	MidAmerican Energy
John Hancock	Loews	Milacron
Johns-Manville	LOMA	MillerCoors
Johnson & Johnson	L’Oreal	Mohegan Sun Casino
Johnson Controls	Lorillard Tobacco	Molnlycke Health Care
Kaiser Foundation Health Plan	Lower Colorado River Authority	Molson Coors Brewing
Kaman Industrial Technologies	LPL Financial	Molycorp Minerals
Kansas City Southern	LSG Sky Chefs	MoneyGram International
Kao Brands	Lubrizol	Monsanto
Kaspersky Lab	Luxottica Retail	Moody’s
KB Home	LyondellBasell
Magellan Midstream Partners

Mosaic	Nypro	Premera Blue Cross
Motorola Mobility	Occidental Petroleum	Presidential Life
Motorola Solutions	Office Depot	Primary Energy Recycling
Munich Re Group	OfficeMax	Principal Financial Group
Murphy Oil	OGE Energy	Principal Financial Group
Mutual of Omaha	Oglethorpe Power	PrivateBancorp
Mylan	Ohio Valley Electric	Progressive
Nash-Finch	Omaha Public Power	Proliance Holdings
National CineMedia	Omgeo	Protective Life
Nationwide	Omnicare	Providence Health & Services
Navigant Consulting	OMNOVA Solutions	Provident Bank
Navistar International	One America Financial Partners	Prudential Financial
Navy Federal Credit Union	OneBeacon Insurance	Public Broadcasting Service
NBTY	Openet	Public Service Enterprise Group
NCCI Holdings	Oppenheimer Group	Publix Super Markets Inc
Neoris USA	Orange Business Services	Puget Energy
Nestle USA	OSI Restaurant Partners	Pulte Homes
NeuStar	Owens Corning	Purdue Pharma
New York Life	Oxford Industries	Purolator Courier
New York Power Authority	Pacific Gas & Electric	Quest Diagnostics
New York Times	Pacific Life	Quintiles
New York University	Pall Corporation	R.R. Donnelley
Newmont Mining	PANDORA	Rabobank
NewPage	Parker Hannifin	Ralcorp Holdings
NextEra Energy	Parsons	Rayonier
Nissan North America	PATAGONIA	Reckitt Benckiser
Noble Energy	PCL Constructors	Reed Business Information
Nokia	Pearson	Reed Exhibitions
Norfolk Southern	People’s Bank	Regency Centers
Northern Trust	Pepco Holdings	Regions Financial
Northrop Grumman	Performance Food Group	Rent-A-Center
Northwest Bancorp Inc	PetSmart	Research in Motion
NorthWestern Energy	Pfizer	Revlon
Northwestern Mutual	Phillips 66	Ricardo
NOVA Chemicals	Phillips-Van Heusen	Rio Tinto
Novartis	Phoenix Companies	RLI
Novartis Consumer Health	Pinnacle West Capital	Roche Diagnostics
Novo Nordisk Pharmaceuticals	Pitney Bowes	Rockland Trust Company
Novus International	PJM Interconnection	Rockwell Automation
NRG Energy	Plexus	Rockwell Collins
NRUCFC	PMI Group
NSTAR	PNM Resources
Nu Skin Enterprises	Polaris Industries
NV Energy	Polymer Group
NW Natural	PolyOne
Popular
Portfolio Recovery Associates
Portland General Electric
Potash
PPG Industries
PPL
Praxair

Rohm Semiconductor USA	Sprint Nextel	TIAA-CREF
Rolls-Royce North America	SPX	Tiffany
Rowan Companies, Inc.	St Mary’s at Amsterdam	Time
Royal Bank of Canada	Stanford University	Time Warner
RTI International	Staples	Time Warner Cable
Ryder System	Star Financial Bank	T-Mobile USA
S.C. Johnson & Son	Starbucks Coffee Company	Toro
Salt River Project	Starwood Hotels & Resorts	Tower Federal Credit Union
Sanofi-Aventis	State Farm Insurance	Tower International
SAS Institute	Statoil	Toyota Motor Engineering &
Saudi Aramco	Stepan Company	Manufacturing
Savannah River Nuclear Solutions	Stinger Ghaffarian Technologies	North America
Savannah River Remediation	Stryker	Transamerica
SBLI of Massachusetts	Sun Life Financial	TransCanada
SCA Americas	Sundt Construction	Transocean
SCANA	SunTrust Banks	Travelers
Schlumberger	SuperMedia	Treasure Island Resort & Casino
Schreiber Foods	SVB Financial	Trepp
Schwan’s	Swagelok	Tribune
Scientific Research Corporation	Syngenta Crop Protection	Trident Seafoods
Scotts Miracle-Gro	Synovus Financial Corporation	Trinity Industries
Scripps Networks Interactive	Sysco	Tronox
Seagate Technology	Takeda Pharmaceutical Company	TRW Automotive
Sealed Air	Limited	Tupperware Brands
Securian Financial Group	Targa Resources	Tyson Foods
Security National Bank	Target	U.S. Bancorp
Sempra Energy	Taubman Centers	U.S. Foodservice
ServiceMaster Company	TD Bank Financial Group	UGI
ShawCor	TE Connectivity	UIL Holdings
Shell Oil	Tech Data	Underwriters Laboratories
Sherwin-Williams	Technicolor	Unilever United States
Shire Pharmaceuticals	TECO Energy	Union Bank N.A.
Siemens AG	TeleTech Holdings	Union Pacific
Sigma-Aldrich	Telvent	Unisys
Sinclair Broadcast Group	Tenet Healthcare	United Rentals
SLM	Teradata	United States Cellular
Snap-on	Terex	United Technologies
Sodexo	Tesoro	United Water
Solvay America	Textron	UnitedHealth
Sonoco Products	The Babcock & Wilcox Company	Unitil
Sony Corporation	The Bank of Tampa	University FCU
South Jersey Gas	The Clarks Companies NA	University of Maryland Medical Center
Southern Company Services	The Mechanics Bank	University of Texas -M.D. Anderson
Southern Union Company	Thermo Fisher Scientific	Cancer Center
Space Systems Loral	Thomson Reuters	Unum Group
Spectra Energy	Thrivent Financial for Lutherans	UPS
URS

USAA
Utica National Insurance
Valero Energy
Valmont Industries
Vectren
Verizon
Vertex Pharmaceuticals
VF
Viacom
Viad
Visa
Visiting Nurse Service of NY
Visteon
Vulcan Materials
VWR International
W.J. Bradley Mortgage Capital
Walt Disney
Warnaco
Warner Chilcott
Washington Post
Waste Management
Watson Pharmaceuticals
Webster Bank
Wellpoint
Wells Fargo
Wendy’s Group
Westar Energy
Western Union
Westlake Chemical
Weyerhaeuser
Whirlpool
Williams Companies
Willis North America
Wisconsin Energy
Wm. Wrigley Jr.
Wolf Creek Nuclear
Wolters Kluwer
WSFS Bank
Xcel Energy
Xerox
Xylem
YRC Worldwide
Yum! Brands
Zale
Zebra Technologies
Zions First National Bank

EXHIBIT INDEX

Exhibit		Incorporated By Reference				Filed
Number	Description	Form	File No.	Filing Date	Number	Herewith

2.1	Stock Purchase Agreement among Patheon Inc. (“Patheon”), Sobel Best N.V. and VION Holding N.V. dated October 28, 2012.+	8-K	000-54283	10/29/2012	2.1

2.2	Arrangement Agreement dated November 18, 2013 between Patheon and JLL/Delta Patheon Holdings, L.P.+	8-K	000-54283	11/19/2013	2.1

3.1	Articles of Amalgamation of Patheon.	10/A	000-54283	4/13/2011	3.1

3.2	Amendment, dated April 26, 2007, to Articles of Amalgamation of Patheon.	10/A	000-54283	4/13/2011	3.2

3.3	By-laws of Patheon effective March 28, 2013.	10-Q	000-54283	6/3/2013	3.1

4.1	Form of Patheon’s Share Certificate.	10	000-54283	2/25/2011	4.1

4.2	Indenture dated April 23, 2010 among Patheon, certain subsidiaries of Patheon as Guarantors, U.S. Bank National Association and Deutsche Bank Trust Company Americas, with respect to the 8.625% Senior Secured Notes due 2017.	10	000-54283	2/25/2011	4.2

4.3	Form of 8.625% Senior Secured Notes due 2017 (included in Exhibit 4.2).	10	000-54283	2/25/2011	4.3

4.4	Form of Subscription Rights Certificate.	8-K	000-54283	11/19/2012	4.1

10.1	Credit Agreement dated December 14, 2012 among Patheon, Patheon Pharmaceuticals Inc., Patheon UK Limited and Patheon Puerto Rico, Inc., the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as the administrative agent and swing line lender, Morgan Stanley Bank, N.A., as the letter of credit issuer, and the other parties thereto.	8-K	000-54283	12/17/2012	10.1

10.2	Purchase Agreement dated March 1, 2007 between Patheon and JLL Partners Fund V, L.P.	10	000-54283	2/25/2011	10.2

10.3	Investor Agreement dated April 27, 2007 between Patheon and JLL Patheon Holdings, LLC.	10	000-54283	2/25/2011	10.3

10.4	Amendment Agreement, dated March 7, 2013, between Patheon and JLL Patheon Holdings, LLC, amending Investor Agreement dated April 27, 2007.	10-Q	000-54283	3/8/2013	10.8

10.5	Redemption Waiver Agreement dated September 4, 2008 between Patheon and JLL Patheon Holdings, LLC.	10	000-54283	2/25/2011	10.4

10.6	Settlement Agreement dated November 29, 2009 between Patheon and JLL Patheon Holdings, LLC.	10	000-54283	2/25/2011	10.5

10.7	Commitment Letter among Patheon, Morgan Stanley Senior Funding, Inc., UBS Loan Finance LLC, UBS Securities LLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC and KeyBank National Association dated October 28, 2012.	8-K	000-54283	10/29/2012	10.1

10.8	Equity Commitment Letter between Patheon and JLL Partners V, L.P. dated October 28, 2012.	8-K	000-54283	10/29/2012	10.2

10.9	Voting and Support Agreement dated November 18, 2013 among Patheon, JLL/Delta Patheon Holdings, L.P. and JLL Patheon Holdings, LLC.	8-K	000-54283	11/19/2013	10.1

10.10	Form of Voting and Support Agreement among Patheon, JLL/Delta Patheon Holdings, L.P. and the shareholders party thereto.	8-K	000-54283	11/19/2013	10.2

10.11	Equity Commitment Letter dated November 18, 2013 among JLL Partners Fund VI, L.P., JLL Partners Fund V, L.P., JLL Associates V (Patheon), L.P., JLL Patheon Co-Investment Fund, L.P., JLL/Delta Patheon Holdings, L.P. and Patheon.	8-K	000-54283	11/19/2013	10.3

10.12	Guarantee Letter dated November 18, 2013 between Patheon and JLL Partners Fund VI, L.P.	8-K	000-54283	11/19/2013	10.4

10.13	Guarantee Letter dated November 18, 2013 between Patheon and Koninklijke DSM N.V.	8-K	000-54283	11/19/2013	10.5

10.14	Lease Agreement dated January 15, 1996 between Lansdown Estates Group Limited and Oxford Asymmetry Limited, assigned to Patheon U.K. Limited on May 3, 2006 in respect of the Milton Park Facility.	10	000-54283	2/25/2011	10.6

10.15	Licence to Assign Lease Agreement in respect of the Milton Park Facility dated April 28, 2006 among MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, EVOTEC (UK) Limited and Patheon UK Limited.	10	000-54283	2/25/2011	10.7

10.16	Contract for the Sale of Leasehold Land in respect of the Milton Park Facility dated May 3, 2006 between EVOTEC (UK) Limited and Patheon UK Limited.	10	000-54283	2/25/2011	10.8

10.17	Assignment of Leasehold Property in respect of the Milton Park Facility dated May 3, 2006 between EVOTEC (UK) Limited and Patheon UK Limited.	10	000-54283	2/25/2011	10.9

10.18	2011 Amended and Restated Incentive Stock Option Plan.*	10-Q	000-54283	9/9/2011	10.2

10.19	Form of Stock Option Agreement under the Incentive Stock Option Plan for certain awards granted on or before March 17, 2010.*	10	000-54283	2/25/2011	10.13

10.20	Form of Stock Option Agreement under the Incentive Stock Option Plan for certain awards granted on or after March 17, 2010.*	10	000-54283	2/25/2011	10.14

10.21	Directors Deferred Share Unit Plan of Patheon dated February 22, 2008, as amended March 27, 2008.*	10	000-54283	2/25/2011	10.18

10.22	Description of Compensation for Non-Employee Directors of Patheon.*					#

10.23	Deferred Compensation Plan of Patheon dated January 1, 2003, as amended December 18, 2008.*	10	000-54283	2/25/2011	10.20

10.24	The Patheon Global Bonus Plan effective December 13, 2012.*	10-Q	000-54283	6/3/2013	10.2

10.25	The Patheon Global Bonus Plan effective January 9, 2014.*					#

10.26	Vion Holding N.V. 2012 Retention Incentive Plan for Banner Companies.*					#

10.27	Employment Agreement between Patheon Pharmaceuticals Services Inc. and James C. Mullen effective February 7, 2011.*	10	000-54283	2/25/2011	10.21

10.28	Amended and Restated Employment Agreement dated April 25, 2011 between Patheon Pharmaceuticals Services Inc. and James C. Mullen effective February 7, 2011.*	10-Q	000-54283	6/10/2011	10.2

10.29	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R. Gill, III dated May 10, 2010.*	10-Q	000-54283	3/8/2013	10.4

10.30	Amendment, dated September 11, 2012, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R. Gill, III dated May 10, 2010.*	10-K	000-54283	12/18/2012	10.31

10.31	Amendment, dated June 3, 2013, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Harry R.Gill, III dated May 10, 2010.*					#

10.32	Summary of Key Terms of the Employment Arrangement between Patheon Pharmaceuticals Services Inc. and Mark J. Kontny dated March 17, 2010.*	10	000-54283	2/25/2011	10.28

10.33	Severance and Release of Claims Agreement between Patheon Pharmaceuticals Services Inc. and Mark J. Kontny, Ph.D. executed January 8, 2013.*	10-Q	000-54283	3/8/2013	10.6

10.34	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Paul M. Garofolo dated May 12, 2008.*	10	000-54283	2/25/2011	10.33

10.35	First Amendment, dated November 23, 2008, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Paul M. Garofolo dated May 12, 2008.*	10	000-54283	2/25/2011	10.34

10.36	Second Amendment, dated August 1, 2011, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Paul M. Garofolo dated May 12, 2008.*	10-K	000-54283	12/19/2011	10.40

10.37	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.*	10	000-54283	2/25/2011	10.35

10.38	Addendum, effective October 1, 2009, to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.*	10	000-54283	2/25/2011	10.36

10.39	Amendment, dated January 29, 2013 to Employment Agreement between Patheon Pharmaceuticals Services Inc. and Geoffrey M. Glass dated March 17, 2009.*	8-K	000-54283	2/4/2013	10.1

10.40	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Stuart Grant effective January 27, 2012.*	10-Q	000-54283	6/13/2012	10.2

10.41	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Michael E. Lytton effective May 9, 2011.*	10-Q	000-54283	9/9/2011	10.3

10.42	Employment Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated September 3, 2001.*	10	000-54283	2/25/2011	10.41

10.43	Amendment, dated January 26, 2012, to Employment Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated September 3, 2001.*	10-Q	000-54283	3/9/2012	10.3

10.44	Separation Agreement between Patheon Italia S.p.A. and Antonella Mancuso dated July 26, 2013.*	10-Q	000-54283	9/5/2013	10.1

10.45	Employment Agreement between Rebecca Holland New and Patheon Pharmaceuticals Services Inc. dated August 15, 2011.*	10-K	000-54283	12/19/2011	10.49

10.46	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Aqeel Fatmi dated January 8, 2013.*	10-Q	000-54283	3/8/2013	10.3

10.47	Change of Control Agreement between Banner Pharmacaps Inc. and Aqeel Fatmi dated August 6, 2012.*					#

10.48	Amendment, dated October 24, 2012, to Change of Control Agreement between Banner Pharmacaps Inc. and Aqeel Fatmi dated August 6, 2012.*					#

10.49	Employment Agreement between Patheon Pharmaceuticals Services Inc. and Michael Lehmann dated November 1, 2012.*	10-Q	000-54283	3/8/2013	10.7

10.50	Form of Indemnification Agreement for Directors and Officers.*					#

21.1	Subsidiaries of Patheon.					#

23.1	Consent of Ernst & Young LLP.					#

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					#

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					#

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					#

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					#

101**	The following materials from Patheon’s Annual Report on Form 10-K for the year ended October 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.					#

+	Pursuant to Regulation S-K, Item 601(b)(2), certain schedules (or similar attachments) to this exhibit have not been filed herewith. A list of omitted schedules (or similar attachments) is included in the agreement. Patheon agrees to furnish supplementally a copy of any such schedule (or similar attachment) to the Securities and Exchange Commission upon request; provided, however, that Patheon may request confidential treatment of omitted items.
*	Represents a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	This exhibit was previously filed on Amendment No. 1 to Patheon’s Annual Report on Form 10-K/A on January 13, 2014.